Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1981-2
filed 1995-08-11
CIK 702403

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         June 30, 1995                               0-10478


                    DYCO OIL AND GAS PROGRAM 1981-2
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



          Minnesota                          41-1411952
  (State or other jurisdiction     (I.R.S. Employer Identification
of incorporation or organization)              Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)



                         (918) 583-1791
            ---------------------------------------------------
            (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X   No
                              ----     ----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS
                                                        June 30,  December 31,
                                                          1995        1994
                                                      ----------- ------------
          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $208,685      $163,279
             Accrued oil and gas sales, including
               $34,001 and $49,800 due from
               related parties (Note 2) . . . . . .      42,543        51,195
                                                       --------      --------
                Total current assets  . . . . . . .    $251,228      $214,474

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     152,062       173,279

          DEFERRED CHARGE . . . . . . . . . . . . .      60,571        60,571
                                                       --------      --------
                                                       $463,861      $448,324
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable   . . . . . . . . . .    $ 27,967      $ 27,536
             Gas imbalance payable  . . . . . . . .       9,730         9,730
                                                       --------      --------
                Total current liabilities . . . . .    $ 37,697      $ 37,266

          ACCRUED LIABILITY . . . . . . . . . . . .     120,306       120,306

          CONTINGENCY (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               74 units . . . . . . . . . . . . . .       3,058         2,907
             Limited Partners, issued and outstanding,
               6,000 units  . . . . . . . . . . . .     302,800       287,845
                                                       --------      --------

                Total Partners' capital . . . . . .    $305,858      $290,752
                                                       --------      --------
                                                       $463,861      $448,324
                                                       ========      ========

                      The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------
          REVENUES:
             Oil and gas sales, including
               $54,449 and $59,673 of sales
               to related parties (Note 2)  . . . .      $58,828      $67,009
             Interest . . . . . . . . . . . . . . .        2,587          617
                                                         -------      -------
                                                         $61,415      $67,626
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $26,049      $28,445
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . . .    13,681       12,838
             General and administrative (Note 2)  .       18,307       13,279
                                                         -------      -------
                                                         $58,037      $54,562
                                                         -------      -------

          NET INCOME  . . . . . . . . . . . . . . .      $ 3,378      $13,064
                                                         =======      =======
          GENERAL PARTNER (1%) - net income . . . .      $    34      $   131
                                                         =======      =======
          LIMITED PARTNERS (99%) - net income . . .      $ 3,344      $12,933
                                                         =======      =======
          NET INCOME PER UNIT . . . . . . . . . . .      $     1      $     2
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        6,074        6,074
                                                         =======      =======




                     The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------
          REVENUES:
             Oil and gas sales, including
               $117,030 and $120,103 of sales
               to related parties (Note 2)  . . . .     $140,988     $138,216
             Interest . . . . . . . . . . . . . . .        4,835        1,066
                                                        --------     --------
                                                        $145,823     $139,282
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 59,400     $ 80,435
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       32,594       23,500
             General and administrative (Note 2)  .       38,723       32,387
                                                        --------     --------
                                                        $130,717     $136,322
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 15,106     $  2,960
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    151     $     30
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 14,955     $  2,930
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      2     $    -
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        6,074        6,074
                                                        ========     ========








                      The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)
                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $ 15,106     $  2,960
             Adjustments to reconcile net income to
               net cash provided by operating
               activities:
               Depreciation, depletion, and amortiza-
                 tion of oil and gas properties . . . .   32,594       23,500
               Decrease in accrued oil and gas sales       8,652        2,620
               Increase in accounts payable . . . .          431       20,619
               Decrease in payable to General Partner        -      (  11,000)
                                                        --------     --------
                Net cash provided by operating
                  activities  . . . . . . . . . . .     $ 56,783     $ 38,699
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($ 11,377)   ($ 11,793)
                                                        --------     --------
                Net cash used by investing
                 activities . . . . . . . . . . . .    ($ 11,377)   ($ 11,793)
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:

                Net cash used by financing
                  activities  . . . . . . . . . . .     $    -       $    -
                                                        --------     --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS     $ 45,406     $ 26,906

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD  . . . . . . . . . . . . . . . . .      163,279       78,042
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF
          PERIOD  . . . . . . . . . . . . . . . . .     $208,685     $104,948
                                                        ========     ========




                     The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)
          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

             The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

             OIL AND GAS PROPERTIES
             ----------------------

             Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

             The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 such expenses totaled $38,723 and $32,387, respectively, of which $23,976 and $23,976 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties, and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales totaled $117,030 and $120,103, respectively. At June 30, 1995 accrued oil and gas sales included $34,001 due from Premier.


          3. CONTINGENCY
             -----------

             On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Program's wells located on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.7 million in actual damages and approximately $2.7 million in punitive damages. The Program's share of such verdict is approximately $155,000 in actual damages and approximately $31,000 in punitive damages. Dyco is presently appealing the matter. Included in these financial statements as of June 30, 1995 is an accrual by the General
             Partner in the amount of $20,000 representing the Program's share of estimated ultimate damages resulting from this contingency.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

               The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operations purposes will be provided by current oil and gas production.

          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                 Three months ended June 30,
                                                 ---------------------------
                                                      1995     1994
                                                      ----     ----
                  Oil and gas sales                 $58,828   $67,009
                  Oil and gas production expenses   $26,049   $28,445
                  Barrels produced                      267       437
                  Mcf produced                       41,568    38,498
                  Average price/Bbl                 $ 16.40   $ 14.20
                  Average price/Mcf                 $  1.31   $  1.58

               As shown in the table, oil and natural gas sales decreased 12.2% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was due to decreases in the volume of oil sold and the average price of natural gas sold, partially offset by increases in the volume of natural gas sold and the average price of oil sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of natural gas sold increased slightly by 3,070 Mcf for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994, while volumes of oil sold decreased by 170 barrels for the three months ended June 30, 1995 compared to the three months ended June 30, 1994. The increase in volumes of natural gas sold resulted primarily from a recompletion on one of the Program's wells which significantly improved the well's production capabilities during the three months ended June 30, 1995. Average natural gas prices decreased to $1.31 per Mcf for the three months ended June 30, 1995 from an average of $1.58 per Mcf for the three months ended June 30, 1994, while the average price of oil sold increased to $16.40 per barrel for the three months ended June 30, 1995 from an average of $14.20 per barrel for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased slightly by $2,396 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased slightly to 44.3% for the three months ended June 30, 1995 from 42.4% for the three months ended June 30, 1994. The percentage increase resulted primarily from the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties increased slightly by $843 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 23.3% for the three months ended June 30, 1995 from 19.2% for the three months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               General and administrative expenses increased $5,028 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase resulted from an increase in the Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 31.1% for the three months ended June 30, 1995 as compared to 19.8% for the three months ended June 30, 1994. This percentage increase was primarily a result of the dollar increase as discussed above and the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.

                                                Six months ended June 30,
                                                -------------------------
                                                       1995        1994
                                                       ----        ----
                  Oil and gas sales                  $140,988    $138,216
                  Oil and gas production expenses    $ 59,400    $ 80,435
                  Barrels produced                        511         766
                  Mcf produced                        104,753      74,528
                  Average price/Bbl                  $  15.74    $  13.81
                  Average price/Mcf                  $   1.27    $   1.71

               As shown in the table, oil and natural gas sales increased 2.0% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase was primarily the result of the increase in the volume of natural gas sold and the increase in the average price of oil sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, partially offset by the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of natural gas sold increased 30,225 Mcf while volumes of oil sold decreased 255 barrels for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The increase in volumes of natural gas sold resulted primarily from (i) the shutting in of one of the Program's wells during the six months ended June 30, 1994 which resulted in increased pressure on the well which improved the well's production capabilities and (ii) a recompletion on another well which significantly improved the well's production capabilities during the six months ended June 30, 1995. Average natural gas prices decreased to $1.27 per Mcf for the six months ended June 30, 1995 from an average of $1.71 per Mcf for the six months ended June 30, 1994, while the average price of oil sold increased to $15.74 per barrel for the six months ended June 30, 1995 from an average of $13.81 per barrel for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $21,035 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease primarily resulted from an accrual for certain legal contingencies in the amount of $20,000 during the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 42.1% for the six months ended June 30, 1995 from 58.2% for the six months ended June 30, 1994. This percentage decrease resulted primarily from the dollar decrease in oil and gas production expenses during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 as discussed above.

               Depreciation, depletion, and amortization of oil and gas properties increased $9,094 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This dollar increase was primarily due to the increase in volumes of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 23.1% for the six months ended June 30, 1995 from 17.0% for the six months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               General and administrative expenses increased $6,336 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase resulted from an increase in the Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 27.5% for the six months ended June 30, 1995 compared to 23.4% for the six months ended June 30, 1994. This percentage increase was primarily a result of the dollar increase as discussed above and the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                             PART II:  OTHER INFORMATION

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                                        (Registrant)


                                            By:  DYCO PETROLEUM CORPORATION
                                                 General Partner


          Date:     August 10, 1995          By:     /s/Dennis R. Neill
                                                  ----------------------
                                                  (Signature)
                                                  Dennis R. Neill
                                                  Senior Vice President



          Date:     August 10, 1995          By:    /s/Patrick M. Hall
                                                  -----------------------
                                                  (Signature)
                                                  Patrick M. Hall
                                                  Senior Vice President -
                                                  Controller
                                                  Principal Accounting
                                                  Officer