Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1981-2
filed 1995-08-24
CIK 702403

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarter ended                   Commission File Number
         March 31, 1995                              0-10478



                    DYCO OIL AND GAS PROGRAM 1981-2
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1411952
(State or other jurisdiction         (I.R.S. Employer Identification
 of incorporation or organization)             Number)



          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                        (Unaudited)


                                          ASSETS

                                                       March 31,  December 31,
                                                          1995        1994
                                                      ----------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $191,963      $163,279
             Accrued oil and gas sales, including
               $32,780 and $49,800 due from
               related parties (Note 2) . . . . . .      41,903        51,195
                                                       --------      --------
                Total current assets  . . . . . . .    $233,866      $214,474

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     165,749       173,279

          DEFERRED CHARGE . . . . . . . . . . . . .      60,571        60,571
                                                       --------      --------
                                                       $460,186      $448,324
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable   . . . . . . . . . .    $ 27,670      $ 27,536
             Gas imbalance payable  . . . . . . . .       9,730         9,730
                                                       --------      --------
                Total current liabilities . . . . .    $ 37,400      $ 37,266

          ACCRUED LIABILITY . . . . . . . . . . . .     120,306       120,306

          CONTINGENCY (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               74 units . . . . . . . . . . . . . .       3,024         2,907
             Limited Partners, issued and outstanding,
               6,000 units  . . . . . . . . . . . .     299,456       287,845
                                                       --------      --------
                Total Partners' capital . . . . . .    $302,480      $290,752
                                                       --------      --------
                                                       $460,186      $448,324
                                                       ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                           1995         1994
                                                         --------     --------

          REVENUES:
             Oil and gas sales, including
               $62,581 and $60,430 of sales
               to related parties (Note 2)  . . . .      $82,160      $71,207
             Interest . . . . . . . . . . . . . . .        2,248          449
                                                         -------      -------
                                                         $84,408      $71,656
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $33,351      $51,990
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       18,913       10,662
             General and administrative (Note 2)  .       20,416       19,108
                                                         -------      -------
                                                         $72,680      $81,760
                                                         -------      -------
          NET INCOME (LOSS) . . . . . . . . . . . .      $11,728     ($10,104)
                                                         =======      =======
          GENERAL PARTNER (1%) - net income (loss)       $   117     ($   101)
                                                         =======      =======
          LIMITED PARTNERS (99%) - net income (loss)     $11,611     ($10,003)
                                                         =======      =======
          NET INCOME (LOSS) PER UNIT  . . . . . . .      $     2     ($     2)
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        6,074        6,074
                                                         =======      =======

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                       ----------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)  . . . . . . . . . .     $ 11,728    ($ 10,104)
             Adjustments to reconcile net income (loss) to
               net cash provided by operating activities:
               Depreciation, depletion, and amortization
                 of oil and gas properties  . . . .       18,913       10,662
               Decrease (increase) in accrued oil and
                 gas sales  . . . . . . . . . . . .        9,292    (   6,678)
               Increase in accounts payable . . . .          134       20,253
               Decrease in payable General Partner           -      (  11,000)
                                                        --------     --------
                Net cash provided by operating
                  activities  . . . . . . . . . . .     $ 40,067     $  3,133
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($ 11,383)   ($ 13,071)
                                                        --------     --------
                Net cash used by investing activities  ($ 11,383)   ($ 13,071)
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:

                Net cash used by financing activities   $    -       $    -
                                                        --------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
                                 EQUIVALENTS            $ 28,684    ($  9,938)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
                                       PERIOD            163,279       78,042
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $191,963     $ 68,104
                                                        ========     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 1995
                                      (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 such expenses totaled $20,416 and $19,108, respectively, of which $11,988 and $11,988 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties, and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales totaled $62,581 and $60,430, respectively. At March 31, 1995 accrued oil and gas sales included $32,780 due from Premier.


          3. CONTINGENCY
             -----------

             On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Program's wells located on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.7 million in actual damages and approximately $2.7 million in punitive damages. The Program's share of such verdict is approximately $155,000 in actual damages and approximately $31,000 in punitive damages. Dyco is presently appealing the matter. Included in these financial statements as of March 31, 1995 is an accrual by the General Partner in the amount of $20,000 representing the Program's share of estimated ultimate damages resulting from this contingency.

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


          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.
                                                 Three Months ended March 31,
                                                 ----------------------------
                                                      1995         1994
                                                      ----         ----
                  Oil and gas sales                 $82,160       $71,207
                  Oil and gas production expenses   $33,351       $51,990
                  Barrels produced                      244           329
                  Mcf produced                       63,185        36,030
                  Average price/Bbl                 $ 15.03       $ 13.28
                  Average price/Mcf                 $  1.24       $  1.86

               As shown in the table, oil and natural gas sales increased 15.4% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This increase was due to increases in the volumes of natural gas sold and the average price of oil sold, partially offset by decreases in the volumes of oil sold and average price of natural gas sold. Volumes of oil sold decreased by 85 barrels while volumes of natural gas sold increased by 27,155 Mcf for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The increase in volumes of natural gas sold was primarily the result of an improvement in the production capabilities of one of the Program's wells partially shut-in during the three months ended March 31, 1994 to increase pressure on the well. Average natural gas prices decreased to $1.24 per Mcf for the three months ended March 31, 1995 from $1.86 per Mcf for the three months ended

               March 31, 1994, while average oil prices increased to $15.03 per barrel for the three months ended March 31, 1995 from $13.28 per barrel for the three months ended March 31, 1994.


               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,639 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily a result of an accrual for certain legal contingencies for the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses decreased to 40.6% for the three months ended March 31, 1995 from 73.0% for the three months ended March 31, 1994. This percentage decrease resulted primarily from the dollar decrease in production expenses during the three months ended March 31, 1995 as discussed above.

               Depreciation, depletion, and amortization of oil and gas properties increased $8,251 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This increase was primarily a result of the increase in volumes of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, this expense increased to 23.0% for the three months ended March 31, 1995 from 15.0% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               General and administrative expenses increased slightly by $1,308 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses decreased slightly to 24.8% for the three months ended March 31, 1995 from 26.8% for the three months ended March 31, 1994.

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


                      DYCO OIL AND GAS PROGRAM  1981-2 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




Date:     August 24, 1995          By:        /s/Dennis  R. Neill
                                              -------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             Senior Vice President



Date:     August 24, 1995         By:        /s/Patrick  M. Hall
                                             -------------------------
                                             (Signature)
                                             Patrick M. Hall
                                             Senior   Vice    President   -
                                                  Controller
                                             Principal Accounting Officer