Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1981-2
filed 1995-11-13
CIK 702403

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
      September 30, 1995                             0-10478


                    DYCO OIL AND GAS PROGRAM 1981-2
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



          Minnesota                          41-1411952
(State or other jurisdiction       (I.R.S. Employer Identification
of incorporation or organization)              Number)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995          1994
                                          ------------- ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $215,731      $163,279
   Accrued oil and gas sales, including
     $20,628 and $49,800 due from
     related parties (Note 2) . . . . . .      34,569        51,195
                                             --------      --------
      Total current assets  . . . . . . .    $250,300      $214,474

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     146,905       173,279

DEFERRED CHARGE . . . . . . . . . . . . .      60,571        60,571
                                             --------      --------
                                             $457,776      $448,324
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable   . . . . . . . . . .    $ 27,848      $ 27,536
   Gas imbalance payable  . . . . . . . .       9,730         9,730
                                             --------      --------
      Total current liabilities . . . . .    $ 37,578      $ 37,266

ACCRUED LIABILITY . . . . . . . . . . . .     120,306       120,306

CONTINGENCY (Note 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     74 units . . . . . . . . . . . . . .       2,998         2,907
   Limited Partners, issued and outstanding,
     6,000 units  . . . . . . . . . . . .     296,894       287,845
                                             --------      --------

      Total Partners' capital . . . . . .    $299,892      $290,752
                                             --------      --------
                                             $457,776      $448,324
                                             ========      ========


                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $23,878 and $65,453 of sales
     to related parties (Note 2)  . . . .      $41,004      $74,280
   Interest . . . . . . . . . . . . . . .        1,949          918
                                               -------      -------
                                               $42,953      $75,198
                                               -------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $29,898      $30,391
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .        5,157        6,948
   General and administrative (Note 2)  .       13,864       13,209
                                               -------      -------
                                               $48,919      $50,548
                                               -------      -------

NET (LOSS) INCOME . . . . . . . . . . . .     ($ 5,966)     $24,650
                                               =======      =======
GENERAL PARTNER (1%) - net (loss) income      ($    60)     $   246
                                               =======      =======
LIMITED PARTNERS (99%) - net (loss) income    ($ 5,906)     $24,404
                                               =======      =======
NET (LOSS) INCOME PER UNIT  . . . . . . .     ($     1)     $     4
                                               =======      =======
UNITS OUTSTANDING . . . . . . . . . . . .        6,074        6,074
                                               =======      =======



                      The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $140,908 and $185,556 of sales
     to related parties (Note 2)  . . . .     $181,992     $212,496
   Interest . . . . . . . . . . . . . . .        6,784        1,984
                                              --------     --------
                                              $188,776     $214,480
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 89,298     $110,826
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       37,751       30,448
   General and administrative (Note 2)  .       52,587       45,596
                                              --------     --------
                                              $179,636     $186,870
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $  9,140     $ 27,610
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $     91     $    276
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $  9,049     $ 27,334
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $      2     $      5
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        6,074        6,074
                                              ========     ========


                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $  9,140     $ 27,610
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       37,751       30,448
     Decrease (increase) in accrued oil and
      gas sales . . . . . . . . . . . . .       16,626    (   7,242)
     Increase in accounts payable . . . .          312       20,544
     Decrease in payable to General Partner        -      (  11,000)
     Decrease in gas imbalance payable  .          -      (   4,632)
     Increase in accrued liability  . . .          -          1,286
                                              --------     --------
      Net cash provided by operating
        activities  . . . . . . . . . . .     $ 63,829     $ 57,014
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($ 11,418)   ($ 11,861)
   Retirements of oil and gas properties            41          -
                                              --------     --------
      Net cash used by investing activities  ($ 11,377)   ($ 11,861)
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net cash used by financing activities   $    -       $    -
                                              --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS     $ 52,452     $ 45,153

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD . . . . . . . . . . . . . .      163,279       78,042
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF
    PERIOD  . . . . . . . . . . . . . . .     $215,731     $123,195
                                              ========     ========


                  The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)
1. ACCOUNTING POLICIES
   -------------------

   The balance sheets as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner (the "General Partner") of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the
   "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1995 and 1994 such expenses totaled $13,864 and $13,209, respectively, of which $11,988 and $11,988 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 such expenses totaled $52,587 and $45,596, respectively, of which $35,964 and $35,964 were paid to Dyco.

   Affiliates of the Program are the operators of certain of the Program's properties, and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The  Program  sells gas  at market  prices  to Premier  Gas Company
   ("Premier"),  an affiliated  company, and  Premier may  then resell
   such  gas to  third parties  at market  prices.   During  the three
   months ended September 30, 1995 and 1994 these sales totaled $23,878 and $65,453, respectively. During the nine months ended September 30, 1995 and 1994 these sales totaled $140,908 and $185,556, respectively. At September 30, 1995 accrued oil and gas sales included $20,628 due from Premier.


3. CONTINGENCY
   -----------

   On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the
   Program's wells located on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.7 million in actual damages and approximately $2.7 million in punitive damages. The Program's share of such verdict is approximately $155,000 in actual damages and approximately $31,000 in punitive damages. Dyco is presently appealing the matter. Included in these financial statements as of September 30, 1995 is an accrual by the General Partner in the amount of $20,000 representing the Program's share of estimated ultimate damages resulting from this contingency.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact. Over the last several years, the domestic energy industry and the Program have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply and weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operations purposes will be provided by current oil and gas production.


RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Three months ended September 30,
                                     --------------------------------
                                         1995           1994
                                         ----           ----
        Oil and gas sales               $41,004        $74,280
        Oil and gas production
           expenses                     $29,898        $30,391
        Barrels produced                    327            261
        Mcf produced                     25,930         47,707
        Average price/Bbl               $ 15.98        $ 15.11
        Average price/Mcf               $  1.38        $  1.47

     As shown in the table, oil and natural gas sales decreased 44.8% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease was primarily due to the decrease in both the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of natural gas sold decreased 21,777 Mcf, while volumes of oil sold increased by 66 barrels for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The decrease in volumes of natural gas sold resulted primarily from a gas balancing adjustment on a sold well during the three months ended September 30, 1995. Average natural gas prices decreased to $1.38 per Mcf for the three months ended September 30, 1995 from $1.47 per Mcf for the three months ended September 30, 1994, while the average price of oil sold increased to $15.98 per barrel for the three months ended September 30, 1995 from $15.11 per barrel for the three months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 72.9% for the three months ended September 30, 1995 from 40.9% for the three months ended September 30, 1994. The percentage increase resulted primarily from the decreases in the (i) volumes sold related to the gas balancing adjustment discussed above and (ii) the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 12.6% for the three months ended September 30, 1995 from 9.4% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 33.8% for the three months ended September 30, 1995 as compared to 17.8% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decrease in both the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1995           1994
                                         ----           ----
        Oil and gas sales              $181,992       $212,496
        Oil and gas production
            expenses                   $ 89,298       $110,826
        Barrels produced                    838          1,027
        Mcf produced                    130,683        122,235
        Average price/Bbl              $  15.84       $  14.14
        Average price/Mcf              $   1.29       $   1.62

     As shown in the table, oil and natural gas sales decreased 14.4% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily the result of the decrease in the average price of natural gas sold, partially offset by the increase in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil sold decreased slightly by 189 barrels while the volumes of natural gas sold increased by 8,448 Mcf for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase in the volumes of natural gas sold resulted primarily from positive prior period volume adjustments from a purchaser on two of the Program's wells during the nine months ended September 30, 1995, partially offset by a gas balancing adjustment by a purchaser on another of the Program's wells during the nine months ended September 30, 1995. Average natural gas prices decreased to $1.29 per Mcf for the nine months ended September 30, 1995 from an average of $1.62 per Mcf for the nine months ended September 30, 1994, while the average price of oil sold increased to $15.84 per barrel for the nine months ended September 30, 1995 from an average of $14.14 per barrel for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $21,528 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted primarily from an accrual for certain legal contingencies during the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 49.1% for the nine months ended September 30, 1995 from 52.2% for the nine months ended September 30, 1994. The percentage decrease was primarily a result of the dollar decrease in oil and gas production expenses as discussed above.

     Depreciation, depletion, and amortization of oil and gas properties increased $7,303 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase was primarily a result of the increase in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 20.7% for the nine months ended September 30, 1995 from 14.3% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     General and administrative expenses increased $6,991 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted primarily from an increase in the Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 28.9% for the nine months ended September 30, 1995 as compared to 21.5% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the dollar increase as discussed above and the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

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


                           DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                           PARTNERSHIP

                                     (Registrant)


                           By:  DYCO PETROLEUM CORPORATION

                                General Partner




Date: November 9, 1995     By:  /s/Dennis R. Neill
                                ----------------------------
                                (Signature)
                                Dennis R. Neill
                                Senior Vice President



Date: November 9, 1995     By: /s/Patrick M. Hall
                               ---------------------------
                               (Signature)
                               Patrick M. Hall
                               Senior Vice President -
                               Controller
                               Principal Accounting Officer