Form 10-Q
period 1996-03-31
DYCO OIL & GAS PROGRAM 1981-2
filed 1996-05-02
CIK 702403

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
        March 31, 1996                               0-10478


                    DYCO OIL AND GAS PROGRAM 1981-2
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



          Minnesota                          41-1411952
(State or other jurisdiction       (I.R.S. Employer Identification
of incorporation or organization)              Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)


                                ASSETS

                                             March 31,  December 31,
                                               1996         1995
                                            ----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .     $303,565     $245,084
   Accrued oil and gas sales, including
     $58,366 due from related parties
     in 1995 (Note 2) . . . . . . . . . .       66,237       62,818
                                              --------     --------
      Total current assets  . . . . . . .     $369,802     $307,902

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .      154,051      164,698

DEFERRED CHARGE . . . . . . . . . . . . .       51,226       51,226
                                              --------     --------
                                              $575,079     $523,826
                                              ========     ========
                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable   . . . . . . . . . .     $ 28,307     $ 29,391
                                              --------     --------
      Total current liabilities . . . . .     $ 28,307     $ 29,391

ACCRUED LIABILITY . . . . . . . . . . . .      128,288      128,288

CONTINGENCY (Note 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     74 units . . . . . . . . . . . . . .        4,184        3,661
   Limited Partners, issued and outstanding,
     6,000 units  . . . . . . . . . . . .      414,300      362,486
                                              --------     --------

      Total Partners' capital . . . . . .     $418,484     $366,147
                                              --------     --------
                                              $575,079     $523,826
                                              ========     ========

                The accompanying condensed notes are an
              integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)



                                                1996         1995
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $62,581 of sales to related
     parties in 1995 (Note 2) . . . . . .     $109,430      $82,160
   Interest . . . . . . . . . . . . . . .        2,540        2,248
                                              --------      -------
                                              $111,970      $84,408
                                              --------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 27,920      $33,351
   Depreciation, depletion, and amortization of
     oil and gas properties . . . . . . .       11,206       18,913
   General and administrative (Note 2)  .       20,507       20,416
                                              --------      -------
                                              $ 59,633      $72,680
                                              --------      -------

NET INCOME  . . . . . . . . . . . . . . .     $ 52,337      $11,728
                                              ========      =======
GENERAL PARTNER (1%) - net income . . . .     $    523      $   117
                                              ========      =======
LIMITED PARTNERS (99%) - net income . . .     $ 51,814      $11,611
                                              ========      =======
NET INCOME PER UNIT . . . . . . . . . . .     $      9      $     2
                                              ========      =======
UNITS OUTSTANDING . . . . . . . . . . . .        6,074        6,074
                                              ========      =======

                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)



                                                1996         1995
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $ 52,337     $ 11,728
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       11,206       18,913
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .    (   3,419)       9,292
     Increase (decrease) in accounts
       payable  . . . . . . . . . . . . .     (  1,084)         134
                                              --------     --------
      Net cash provided by operating
        activities  . . . . . . . . . . .     $ 59,040     $ 40,067
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($    559)   ($ 11,383)
                                              --------     --------
      Net cash used by investing activities  ($    559)   ($ 11,383)
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net cash used by financing activities   $    -       $    -
                                              --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS     $ 58,481     $ 28,684

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . . .      245,084      163,279
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .     $303,565     $191,963
                                              ========     ========


                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

   The balance sheet as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1996 and 1995 such expenses totaled $20,507 and $20,416, respectively, of which $11,988 and $11,988 were paid to Dyco.

   Affiliates of the Program are the operators of certain of the Program's properties, and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended March 31, 1995 these sales totaled $62,581. At December 31, 1995, accrued oil and gas sales included $58,366 due from Premier.


3. CONTINGENCY
   -----------

   On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the
   Program's wells located on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs have filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals' opinion. Included in these financial statements as of December 31, 1995 and March 31, 1996 is an accrual by the General Partner in the amount of $20,000 representing the Program's share of estimated ultimate damages resulting from this contingency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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


RESULTS OF OPERATIONS
- ---------------------

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                       Three months ended March 31,
                                     --------------------------------
                                         1996           1995
                                         ----           ----
        Oil and gas sales              $109,430        $82,160
        Oil and gas production
          expenses                     $ 27,920        $33,351
        Barrels produced                    300            244
        Mcf produced                     61,510         63,185
        Average price/Bbl              $  16.79        $ 15.03
        Average price/Mcf              $   1.70        $  1.24

     As shown in the table, oil and gas sales increased 33.2% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily the result of increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil sold increased by 56 barrels, while volumes of natural gas sold decreased by 1,675 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Average oil and natural gas prices increased to $16.79 per barrel and $1.70 per Mcf, respectively, for the three months ended March 31, 1996 from $15.03 per barrel and $1.24 per Mcf, respectively, for the three months ended March 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,431 for the three months ended March 31, 1996 as compared to the three months ended

     March 31, 1995. This decrease was primarily a result of higher general repair and maintenance expenses incurred on two of the Program's wells during the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 25.5% for the three months ended March 31, 1996 from 40.6% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the dollar decrease in oil and gas production expenses as discussed above and increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $7,707 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of an increase in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 10.2% for the three months ended March 31, 1996 from 23.0% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the increase in the estimate of the Program's remaining natural gas reserves as discussed above and increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 18.7% for the three months ended March 31, 1996 from 24.8% for the three months ended March 31, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On November 12, 1992 Larry and Leona Beck filed a lawsuit against Dyco Petroleum Corporation ("Dyco") and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on the Paul King No. 1-7 well (Beck v. Trigg Drilling Company, Inc., et al., C-92-227, District Court of Beckham County, Oklahoma). The Program had an approximate 5.7% working interest in the Paul King No. 1-7 well at the time the lawsuit was filed. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs have filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals opinion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:     May 2, 1996     By:       /s/Dennis R. Neill
                              -------------------------
                                   (Signature)
                              Dennis R. Neill
                              Senior Vice President



Date:     May 2, 1996     By:       /s/Patrick M. Hall
                              -------------------------
                                   (Signature)
                              Patrick M. Hall
                              Senior Vice President - Controller
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

Number              Description
- ------              ------------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.


                    All other exhibits are omitted as inapplicable.