Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1981-2
filed 1996-08-05
CIK 702403

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
        June 30, 1996                         0-10478


                    DYCO OIL AND GAS PROGRAM 1981-2
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



            Minnesota                       41-1411952
   (State or other jurisdiction    (I.R.S. Employer Identification
        of incorporation or                   Number)
          organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------
CURRENT ASSETS:
  Cash and cash equivalents              $314,575      $245,084
  Accrued oil and gas sales, including
   $58,366 due from related parties
   in 1995 (Note 2)                        57,101        62,818
                                         --------      --------
     Total current assets                $371,676      $307,902

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    160,579       164,698

DEFERRED CHARGE                            51,226        51,226
                                         --------      --------
                                         $583,481      $523,826
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $ 26,903      $ 29,391
                                         --------      --------
     Total current liabilities           $ 26,903      $ 29,391

ACCRUED LIABILITY                         128,288       128,288

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 74 units                    4,282         3,661
  Limited Partners, issued and
   outstanding 6,000 units                424,008       362,486
                                         --------      --------
     Total Partners' capital             $428,290      $366,147
                                         --------      --------
                                         $583,481      $523,826
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $54,449 of sales to related
   parties in 1995 (Note 2)               $54,153      $58,828
  Interest                                  3,173        2,587
                                          -------      -------
                                          $57,326      $61,415

COST AND EXPENSES:
  Oil and gas production                  $23,882      $26,049
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               6,425       13,681
  General and administrative (Note 2)      17,213       18,307
                                          -------      -------
                                          $47,520      $58,037
                                          -------      -------

NET INCOME                                $ 9,806      $ 3,378
                                          =======      =======
GENERAL PARTNER (1%) - net
  income                                  $    98      $    34
                                          =======      =======
LIMITED PARTNERS (99%) - net
  income                                  $ 9,708      $ 3,344
                                          =======      =======
NET INCOME PER UNIT                       $     2      $     1
                                          =======      =======
UNITS OUTSTANDING                           6,074        6,074
                                          =======      =======


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $117,030 of sales to related
   parties in 1995 (Note 2)              $163,583     $140,988
  Interest                                  5,713        4,835
                                         --------     --------
                                         $169,296     $145,823

COST AND EXPENSES:
  Oil and gas production                 $ 51,802     $ 59,400
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              17,631       32,594
  General and administrative (Note 2)      37,720       38,723
                                         --------     --------
                                         $107,153     $130,717
                                         --------     --------

NET INCOME                               $ 62,143     $ 15,106
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    621     $    151
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 61,522     $ 14,955
                                         ========     ========
NET INCOME PER UNIT                      $     10     $      2
                                         ========     ========
UNITS OUTSTANDING                           6,074        6,074
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 62,143     $ 15,106
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            17,631       32,594
   Decrease in accrued oil and gas
     sales                                  5,717        8,652
   Increase (decrease) in accounts
     payable                            (   2,488)         431
                                         --------     --------
   Net cash provided by operating
     activities                          $ 83,003     $ 56,783
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($ 14,470)   ($ 11,377)
  Retirements of oil and gas
   properties                                 958          -
                                         --------     --------
   Net cash used by investing
     activities                         ($ 13,512)   ($ 11,377)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                          $    -       $    -
                                         --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $ 69,491     $ 45,406

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     245,084      163,279
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $314,575     $208,685
                                         ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 such expenses totaled $17,213 and $18,307, respectively, of which $11,988 and $11,988 were paid to Dyco. During the six months ended June 30, 1996 and 1995 such expenses totaled $37,720 and $38,723, respectively, of which $23,976 and $23,976 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties, and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended June 30, 1995 these sales totaled $54,449. During the six months ended June 30, 1995 these sales totaled $117,030. At December 31, 1995, accrued oil and gas sales included $58,366 due from Premier.


3.   CONTINGENCY
     -----------

     On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Program's wells located on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs have filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals' opinion. Included in these financial statements as of December 31, 1995 and June 30, 1996 is an accrual by the General Partner in the amount of $20,000 representing the Program's share of estimated ultimate damages resulting from this contingency.

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


RESULTS OF OPERATIONS
- ---------------------

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                         -------         ------
      Oil and gas sales                  $54,153         $58,828
      Oil and gas production expenses    $23,882         $26,049
      Barrels produced                       322             267
      Mcf produced                        23,117          41,568
      Average price/Bbl                  $ 22.63         $ 16.40
      Average price/Mcf                  $  2.03         $  1.31

     As shown in the table, oil and gas sales decreased $4,675 (7.9%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this decrease, $37,456 was related to the decrease in the volumes of natural gas sold. This amount was partially offset by a $31,592 increase related to the increase in the average prices of oil and natural gas sold and a $1,245 increase related to the increase in the volumes of oil sold. Volumes of oil sold increased 55 barrels, while volumes of natural gas sold decreased 18,451 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) one well being shut-in during a portion of the three months ended June 30, 1996 in order to improve production capabilities and (ii) the normal declines in production from diminished natural gas reserves during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $22.63 per barrel and $2.03 per Mcf, respectively, for the three months ended June 30, 1996 from $16.40 per barrel and $1.31 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,167 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of higher general repair and maintenance expenses incurred on several wells during the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 44.1% for the three months ended June 30, 1996 as compared to 44.3% for the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $7,256 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of an increase in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 11.9% for the three months ended June 30, 1996 from 23.3% for the three months ended June 30, 1995. This percentage decrease was primarily a result of the increase in the estimate of the Program's remaining natural gas reserves as previously discussed and increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $1,094 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of a decrease in printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 31.8% for the three months ended June 30, 1996 as compared to 31.1% for the three months ended June 30, 1995.


     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                $163,583         $140,988
      Oil and gas production expenses  $ 51,802         $ 59,400
      Barrels produced                      622              511
      Mcf produced                       84,627          104,753
      Average price/Bbl                $  19.82         $  15.74
      Average price/Mcf                $   1.79         $   1.27

     As shown in the table, oil and gas sales increased $22,595 (16.0%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $54,472 was related to an increase in the average price of natural gas sold, partially offset by a $36,026 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased 111 barrels, while volumes of natural gas sold decreased 20,126 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in the volumes of oil sold was primarily due to positive prior period volume adjustments by a purchaser on one well during the six months ended June 30, 1996. The decrease in the volumes of natural gas sold resulted primarily from (i) one well being shut-in during a portion of the six months ended June 30, 1996 in order to improve production capabilities and (ii) the normal declines in production from diminished natural gas reserves on two wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $19.82 per barrel and $1.79 per Mcf, respectively, for the six months ended June 30, 1996 from $15.74 per barrel and $1.27 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $7,598 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily a result of higher general repair and maintenance expenses incurred on several wells during the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 31.7% for the six months ended June 30, 1996 from 42.1% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $14,963 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily a result of an increase in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 10.8% for the six months ended June 30, 1996 from 23.1% for the six months ended June 30, 1995. This percentage decrease was primarily a result of the increase in the estimate of the Program's remaining natural gas reserves as discussed above and increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 23.1% for the six months ended June 30, 1996 from 27.5% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 5, 1996    By:        /s/Dennis R. Neill
                            -----------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 5, 1996    By:        /s/Drew S. Phillips
                            -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.