Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1981-2
filed 1996-10-25
CIK 702403

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
      September 30, 1996                      0-10478


                    DYCO OIL AND GAS PROGRAM 1981-2
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



            Minnesota                       41-1411952
   (State or other jurisdiction    (I.R.S. Employer Identification
        of incorporation or                   Number)
          organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
     ------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)



                         (918) 583-1791
          ----------------------------------------------------
          (Registrant's telephone number, including area code)




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
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $380,600      $245,084
  Accrued oil and gas sales, including
   $58,366 due from related parties
   in 1995 (Note 2)                         51,525        62,818
                                          --------      --------
     Total current assets                 $432,125      $307,902

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     153,450       164,698

DEFERRED CHARGE                             51,226        51,226
                                          --------      --------
                                          $636,801      $523,826
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $ 27,444      $ 29,391
                                          --------      --------
     Total current liabilities            $ 27,444      $ 29,391

ACCRUED LIABILITY                          128,288       128,288

CONTINGENCY (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 74 units                     4,810         3,661
  Limited Partners, issued and
   outstanding, 6,000 units                476,259       362,486
                                          --------      --------
     Total Partners' capital              $481,069      $366,147
                                          --------      --------
                                          $636,801      $523,826
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $23,878 of sales to related
   parties in 1995 (Note 2)              $107,314      $41,004
  Interest                                  3,506        1,949
                                         --------      -------
                                         $110,820      $42,953

COST AND EXPENSES:
  Oil and gas production                 $ 31,652      $29,898
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              12,045        5,157
  General and administrative (Note 2)      14,344       13,864
                                         --------      -------
                                         $ 58,041      $48,919
                                         --------      -------

NET INCOME (LOSS)                        $ 52,779     ($ 5,966)
                                         ========      =======
GENERAL PARTNER (1%) - net
  income (loss)                          $    528     ($    60)
                                         ========      =======
LIMITED PARTNERS (99%) - net
  income (loss)                          $ 52,251     ($ 5,906)
                                         ========      =======
NET INCOME (LOSS) PER UNIT               $   8.69     ($   .98)
                                         ========      =======
UNITS OUTSTANDING                           6,074        6,074
                                         ========      =======


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $140,908 of sales to related
   parties in 1995 (Note 2)              $270,897     $181,992
  Interest                                  9,219        6,784
                                         --------     --------
                                         $280,116     $188,776

COST AND EXPENSES:
  Oil and gas production                 $ 83,454     $ 89,298
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              29,676       37,751
  General and administrative (Note 2)      52,064       52,587
                                         --------     --------
                                         $165,194     $179,636
                                         --------     --------

NET INCOME                               $114,922     $  9,140
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,149     $     91
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $113,773     $  9,049
                                         ========     ========
NET INCOME PER UNIT                      $  18.92     $   1.50
                                         ========     ========
UNITS OUTSTANDING                           6,074        6,074
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $114,922     $  9,140
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            29,676       37,751
   Decrease in accrued oil and gas
     sales                                 11,293       16,626
   Increase (decrease) in accounts
     payable                            (   1,947)         312
                                         --------     --------
   Net cash provided by operating
     activities                          $153,944     $ 63,829
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($ 19,818)   ($ 11,418)
  Retirements of oil and gas
   properties                               1,390           41
                                         --------     --------
   Net cash used by investing
     activities                         ($ 18,428)   ($ 11,377)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                          $    -       $    -
                                         --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $135,516     $ 52,452

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     245,084      163,279
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $380,600     $215,731
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 such expenses totaled $14,344 and $13,864, respectively, of which $11,988 and $11,988 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 such expenses totaled $52,064 and $52,587, respectively, of which $35,964 and $35,964 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties, and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended September 30, 1995 these sales totaled $23,878. During the nine months ended September 30, 1995 these sales totaled $140,908. At December 31, 1995, accrued gas sales included $58,366 due from Premier.

3.   CONTINGENCY
     -----------

     On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Program's wells located on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals' opinion, both of which petitions for certiorari were denied on July 3, 1996. The case has been remanded to the district court for a new trial. Included in these financial statements as of December 31, 1995 and September 30, 1996 is an accrual by the General Partner in the amount of $20,000 representing the Program's share of estimated ultimate damages resulting from this contingency.

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


RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $107,314         $41,004
      Oil and gas production expenses   $ 31,652         $29,898
      Barrels produced                        85             327
      Mcf produced                        54,157          25,930
      Average price/Bbl                 $  18.16         $ 15.98
      Average price/Mcf                 $   1.95         $  1.38

     As shown in the table above, oil and gas sales increased $66,310 (161.7%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $55,043 was related to the increase in the volumes of natural gas sold and $14,780 was related to the increase in the average price of natural gas sold. Volumes of oil sold decreased by 242 barrels, while volumes of natural gas sold increased by 28,227 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on three wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase in the volumes of natural gas sold resulted primarily from (i) one well producing at less than maximum capacity due to state imposed allowable restrictions during the three months ended September 30, 1995 and (ii) a negative prior period volume adjustment made by a purchaser on one well during the three months ended September 30, 1995, partially offset by the normal decline in production due to diminished natural gas reserves on another well during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $18.16 per barrel and $1.95 per Mcf, respectively, for the three months ended September 30, 1996 from $15.98 per barrel and $1.38 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $1,754 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily the result of higher production taxes associated with the increase in the volumes of natural gas sold during the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995, partially offset by higher general repair and maintenance expenses incurred on two wells during the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 29.5% for the three months ended September 30, 1996 from 72.9% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties increased $6,888 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to the increase in the volumes of natural gas sold during the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 11.2% for the three months ended September 30, 1996 from 12.6% for the three months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $480 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily the result of an increase in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 13.4% for the three months ended September 30, 1996 from 33.8% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                       --------         --------
      Oil and gas sales                $270,897         $181,992
      Oil and gas production expenses  $ 83,454         $ 89,298
      Barrels produced                      707              838
      Mcf produced                      138,784          130,683
      Average price/Bbl                $  19.62         $  15.84
      Average price/Mcf                $   1.85         $   1.29

     As shown in the table above, oil and gas sales increased $88,905 (48.9%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $73,182 was related to the increase in the average price of natural gas sold and $14,987 was related to the increase in the volumes of natural gas sold. Volumes of oil sold decreased by 131 barrels, while volumes of natural gas sold increased by 8,101 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold was primarily due to normal declines in production on three wells due to diminished reserves during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.62 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1996 from $15.84 per barrel and $1.29 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,844 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily a result of higher general repair and maintenance expenses incurred on several wells during the nine months ended September 30, 1995, partially offset by higher production taxes associated with the increase in the volumes of natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 30.8% for the nine months ended September 30, 1996 from 49.1% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $8,075 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily a result of an increase in the estimate of the Program's remaining natural gas reserves at
     December 31, 1995, partially offset by the increase in the volumes of natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 11.0% for the nine months ended September 30, 1996 from 20.7% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increase in the estimate of the Program's remaining natural gas reserves discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 19.2% for the nine months ended September 30, 1996 from 28.9% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On November 12, 1992 Larry and Leona Beck filed a lawsuit against Dyco Petroleum Corporation ("Dyco") and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on the Paul King No. 1-7 well (Beck v. Trigg Drilling Company, Inc., et al., C-92-227, District Court of Beckham County, Oklahoma). The Program had an approximate 5.7% working interest in the Paul King No. 1-7 well at the time the lawsuit was filed. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals opinion, both of which petitions for certiorari were denied on July 3, 1996. The case has been remanded to the district court for a new trial.


ITEM 5. OTHER INFORMATION

     On  October 1, 1996,  Drew Phillips  resigned as  Chief Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  October 25, 1996      By:        /s/Dennis R. Neill
                                 -----------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  October 25, 1996      By:        /s/Patrick M. Hall
                                 -----------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.