Form 10-Q
period 1997-03-31
DYCO OIL & GAS PROGRAM 1981-2
filed 1997-05-05
CIK 702403

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
        March 31, 1997                        0-10478


                    DYCO OIL AND GAS PROGRAM 1981-2
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



            Minnesota                       41-1411952
   (State or other jurisdiction    (I.R.S. Employer Identification
        of incorporation or                   Number)
          organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         March 31,   December 31,
                                           1997         1996
                                        ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $110,051      $272,066
  Accrued oil and gas sales                 83,737       116,046
                                          --------      --------
     Total current assets                 $193,788      $388,112

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     133,424       155,188

DEFERRED CHARGE                             43,273        43,273
                                          --------      --------
                                          $370,485      $586,573
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  8,934      $  9,896
                                          --------      --------
     Total current liabilities            $  8,934      $  9,896

ACCRUED LIABILITY                          123,973       123,973

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 74 units                     2,376         4,527
  Limited Partners, issued and
   outstanding, 6,000 units                235,202       448,177
                                          --------      --------
     Total Partners' capital              $237,578      $452,704
                                          --------      --------
                                          $370,485      $586,573
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $172,694     $109,430
  Interest                                  2,824        2,540
                                         --------     --------
                                         $175,518     $111,970

COST AND EXPENSES:
  Oil and gas production                 $ 38,837     $ 27,920
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              22,828       11,206
  General and administrative (Note 2)      25,279       20,507
                                         --------     --------
                                         $ 86,944     $ 59,633
                                         --------     --------

NET INCOME                               $ 88,574     $ 52,337
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    886     $    523
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 87,688     $ 51,814
                                         ========     ========
NET INCOME PER UNIT                      $  14.58     $   8.62
                                         ========     ========
UNITS OUTSTANDING                           6,074        6,074
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 88,574     $ 52,337
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            22,828       11,206
   (Increase) decrease in accrued oil
     and gas sales                         32,309    (   3,419)
   Decrease in accounts payable         (     962)   (   1,084)
                                         --------     --------
   Net cash provided by operating
     activities                          $142,749     $ 59,040
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($  1,064)   ($    559)
                                         --------     --------
   Net cash used by investing
     activities                         ($  1,064)   ($    559)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                   ($303,700)    $    -
                                         --------     --------

   Net cash used by financing
     activities                         ($303,700)    $    -
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($162,015)    $ 58,481

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     272,066      245,084
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $110,051     $303,565
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of March 31, 1997, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996 and changes in cash flows for the three months ended March 31, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

     The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the period by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1997 and 1996 such expenses totaled $25,279 and $20,507, respectively, of which $11,988 was paid each quarter to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

     This Quarterly Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

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

RESULTS OF OPERATIONS
---------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Program's gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.
                                       Three months ended March 31,
                                       ----------------------------
                                          1997             1996
                                        --------         -------
      Oil and gas sales                 $172,694         $109,430
      Oil and gas production expenses   $ 38,837         $ 27,920
      Barrels produced                       354              300
      Mcf produced                        64,056           61,510
      Average price/Bbl                 $  19.78         $  16.79
      Average price/Mcf                 $   2.59         $   1.70

     As shown in the table above, total oil and gas sales increased $63,264 (57.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $57,000 and $4,000, respectively, were related to increases in the average price and volumes of gas sold. Volumes of oil and gas sold increased 54 barrels and 2,546 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Average oil and gas prices increased to $19.78 per barrel and $2.59 per Mcf, respectively, for the three months ended March 31, 1997 from $16.79 per barrel and $1.70 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,917 (39.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from (i) an increase in general repair and maintenance expenses incurred on three wells during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 22.5% for the three months ended March 31, 1997 from 25.5% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $11,622 (103.7%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from a decrease in the gas price used in the valuation of reserves at March 31, 1997. As a percentage of oil and gas sales, this expense increased to 13.2% for the three months ended March 31, 1997 from 10.2% for the three months ended March 31, 1996. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above, partially offset by the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     General and administrative expenses increased $4,772 (23.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 14.6% for the three months ended March 31, 1997 from 18.7% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in oil and gas sales during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K for the first quarter of 1997.

          Date of Event:                January 24, 1997
          Date filed with SEC:          January 24, 1997
          Item Included:
               Item 5 - Other Events

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  May 5, 1997           By:        /s/Dennis R. Neill
                                 -----------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  May 5, 1997           By:        /s/Patrick M. Hall
                                 -----------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.