Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1981-2
filed 1997-08-06
CIK 702403

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
        June 30, 1997                         0-10478


                    DYCO OIL AND GAS PROGRAM 1981-2
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



            Minnesota                       41-1411952
   (State or other jurisdiction    (I.R.S. Employer Identification
        of incorporation or                   Number)
          organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1997         1996
                                        ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $176,372      $272,066
  Accrued oil and gas sales                 72,458       116,046
                                          --------      --------
     Total current assets                 $248,830      $388,112

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     127,724       155,188

DEFERRED CHARGE                             43,273        43,273
                                          --------      --------
                                          $419,827      $586,573
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  8,967      $  9,896
                                          --------      --------
     Total current liabilities            $  8,967      $  9,896

ACCRUED LIABILITY                          123,973       123,973

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 74 units                     2,869         4,527
  Limited Partners, issued and
   outstanding, 6,000 units                284,018       448,177
                                          --------      --------
     Total Partners' capital              $286,887      $452,704
                                          --------      --------
                                          $419,827      $586,573
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $100,315      $54,153
  Interest                                  1,369        3,173
                                         --------      -------
                                         $101,684      $57,326

COST AND EXPENSES:
  Oil and gas production                 $ 31,456      $23,882
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               5,721        6,425
  General and administrative (Note 2)      15,198       17,213
                                         --------      -------
                                         $ 52,375      $47,520
                                         --------      -------

NET INCOME                               $ 49,309      $ 9,806
                                         ========      =======
GENERAL PARTNER (1%) - net
  income                                 $    493      $    98
                                         ========      =======
LIMITED PARTNERS (99%) - net
  income                                 $ 48,816      $ 9,708
                                         ========      =======
NET INCOME PER UNIT                      $   8.12      $  1.61
                                         ========      =======
UNITS OUTSTANDING                           6,074        6,074
                                         ========      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $273,009     $163,583
  Interest                                  4,193        5,713
                                         --------     --------
                                         $277,202     $169,296

COST AND EXPENSES:
  Oil and gas production                 $ 70,293     $ 51,802
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              28,549       17,631
  General and administrative (Note 2)      40,477       37,720
                                         --------     --------
                                         $139,319     $107,153
                                         --------     --------

NET INCOME                               $137,883     $ 62,143
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,379     $    621
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $136,504     $ 61,522
                                         ========     ========
NET INCOME PER UNIT                      $  22.70     $  10.23
                                         ========     ========
UNITS OUTSTANDING                           6,074        6,074
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $137,883     $ 62,143
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            28,549       17,631
   Decrease in accrued oil and
     gas sales                             43,588        5,717
   Decrease in accounts payable         (     929)   (   2,488)
                                         --------     --------
   Net cash provided by operating
     activities                          $209,091     $ 83,003
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Retirements of oil and gas
   properties                            $      -     $    958
  Additions to oil and gas properties   (   1,085)   (  14,470)
                                         --------     --------
   Net cash used by investing
     activities                         ($  1,085)   ($ 13,512)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                   ($303,700)    $    -
                                         --------     --------

   Net cash used by financing
     activities                         ($303,700)    $    -
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($ 95,694)    $ 69,491

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     272,066      245,084
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $176,372     $314,575
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 such expenses totaled $15,198 and $17,213, respectively, of which $11,988 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 such expenses totaled $40,477 and $37,720, respectively, of which $23,976 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.
                                       Three months ended June 30,
                                       ---------------------------
                                          1997             1996
                                        --------          -------
      Oil and gas sales                 $100,315          $54,153
      Oil and gas production expenses   $ 31,456          $23,882
      Barrels produced                       302              322
      Mcf produced                        53,513           23,117
      Average price/Bbl                 $  17.86          $ 22.63
      Average price/Mcf                 $   1.77          $  2.03

     As shown in the table above, total oil and gas sales increased $46,162 (85.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $62,000 was related to an increase in volumes of gas sold, partially offset by a decrease of approximately $14,000 related to a decrease in the average price of gas sold. Volumes of oil sold decreased 20 barrels, while volumes of gas sold increased 30,396 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The increase in volumes of gas sold resulted primarily from a negative gas balancing adjustment made by the operator on one well during the three months ended June 30, 1996. Average oil and gas prices decreased to $17.86 per barrel and $1.77 per Mcf, respectively, for the three months ended June 30, 1997 from $22.63 per barrel and $2.03 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,574 (31.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from (i) an increase in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above, partially offset by an increase in general repair and maintenance expenses incurred on one well during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 31.4% for the three months ended June 30, 1997 from 44.1% for the three months ended June 30, 1996. This percentage decrease was primarily due to higher overall general repair and maintenance expenses incurred during the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $704 (11.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     This decrease resulted primarily from an increase in the gas price used in the valuation of reserves at June 30, 1997, partially offset by the increase in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 5.7% for the three months ended June 30, 1997 from 11.9% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above, partially offset by decreases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $2,015 (11.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 15.2% for the three months ended June 30, 1997 from 31.8% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.
                                        Six months ended June 30,
                                        -------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $273,009         $163,583
      Oil and gas production expenses   $ 70,293         $ 51,802
      Barrels produced                       656              622
      Mcf produced                       117,569           84,627
      Average price/Bbl                 $  18.90         $  19.82
      Average price/Mcf                 $   2.22         $   1.79

     As shown in the table above, total oil and gas sales increased $109,426 (66.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $51,000 and $59,000, respectively, were related to increases in the average price and volumes of gas sold. Volumes of oil and gas sold increased 34 barrels and 32,942 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase in volumes of gas sold resulted primarily from (i) a negative gas balancing adjustment made by the operator on one well during the three months ended June 30, 1996 and (ii) the shutting-in of another well during the three months ended June 30, 1996 in order to improve production capabilities. Average oil prices decreased to $18.90 per barrel for the six months ended June 30, 1997 from $19.82 per barrel for the six months ended June 30, 1996. Average gas prices increased to $2.22 per Mcf for the six months ended June 30, 1997 from $1.79 per Mcf for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,491 (35.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from (i) an increase in volumes of gas sold during the six months ended

     June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 25.7% for the six months ended June 30, 1997 from 31.7% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $10,918 (61.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.5% for the six months ended June 30, 1997 and 10.8% for the six months ended June 30, 1996.

     General and administrative expenses increased $2,757 (7.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in miscellaneous expenses during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 14.8% for the six months ended June 30, 1997 from 23.1% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 6, 1997        By:        /s/Dennis R. Neill
                                 -----------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 6, 1997        By:        /s/Patrick M. Hall
                                 -----------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.