Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1981-2
filed 1997-11-03
CIK 702403

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
      September 30, 1997                      0-10478


                    DYCO OIL AND GAS PROGRAM 1981-2
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



            Minnesota                       41-1411952
   (State or other jurisdiction    (I.R.S. Employer Identification
        of incorporation or                   Number)
          organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                       September 30,  December 31,
                                           1997          1996
                                       -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 60,865       $272,066
  Accrued oil and gas sales                 69,027        116,046
                                          --------       --------
     Total current assets                 $129,892       $388,112

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     120,485        155,188

DEFERRED CHARGE                             43,273         43,273
                                          --------       --------
                                          $293,650       $586,573
                                          ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $ 10,223       $  9,896
                                          --------       --------
     Total current liabilities            $ 10,223       $  9,896

ACCRUED LIABILITY                          123,973        123,973

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 74 units                     1,595          4,527
  Limited Partners, issued and
   outstanding, 6,000 units                157,859        448,177
                                          --------       --------
     Total Partners' capital              $159,454       $452,704
                                          --------       --------
                                          $293,650       $586,573
                                          ========       ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                       $90,081     $107,314
  Interest                                  2,185        3,506
                                          -------     --------
                                          $92,266     $110,820

COST AND EXPENSES:
  Oil and gas production                  $46,970     $ 31,652
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               5,672       12,045
  General and administrative (Note 2)      15,207       14,344
                                          -------     --------
                                          $67,849     $ 58,041
                                          -------     --------

NET INCOME                                $24,417     $ 52,779
                                          =======     ========
GENERAL PARTNER (1%) - net
  income                                  $   244     $    528
                                          =======     ========
LIMITED PARTNERS (99%) - net
  income                                  $24,173     $ 52,251
                                          =======     ========
NET INCOME PER UNIT                       $ 12.14     $   8.69
                                          =======     ========
UNITS OUTSTANDING                           6,074        6,074
                                          =======     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $363,090     $270,897
  Interest                                  6,378        9,219
                                         --------     --------
                                         $369,468     $280,116

COST AND EXPENSES:
  Oil and gas production                 $117,263     $ 83,454
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              34,221       29,676
  General and administrative (Note 2)      55,684       52,064
                                         --------     --------
                                         $207,168     $165,194
                                         --------     --------

NET INCOME                               $162,300     $114,922
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,623     $  1,149
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $160,677     $113,773
                                         ========     ========
NET INCOME PER UNIT                      $  26.72     $  18.92
                                         ========     ========
UNITS OUTSTANDING                           6,074        6,074
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $162,300     $114,922
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            34,221       29,676
   Decrease in accrued oil and
     gas sales                             47,019       11,293
   Increase (decrease) in accounts
     payable                                  327    (   1,947)
                                         --------     --------
   Net cash provided by operating
     activities                          $243,867     $153,944
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($  1,736)   ($ 19,818)
  Proceeds from sale of oil and gas
   properties                               2,218        1,390
                                         --------     --------
   Net cash provided (used) by
     investing activities                $    482    ($ 18,428)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                   ($455,550)    $    -
                                         --------     --------
   Net cash used by financing
     activities                         ($455,550)    $    -
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($211,201)    $135,516

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     272,066      245,084
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 60,865     $380,600
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 such expenses totaled $15,207 and $14,344, respectively, of which $11,988 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 such expenses totaled $55,684 and $52,064, respectively, of which $35,964 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997             1996
                                         -------         --------
      Oil and gas sales                  $90,081         $107,314
      Oil and gas production expenses    $46,970         $ 31,652
      Barrels produced                       289               85
      Mcf produced                        41,965           54,157
      Average price/Bbl                  $ 17.82         $  18.16
      Average price/Mcf                  $  2.02         $   1.95

     As shown in the table above, total oil and gas sales decreased $17,233 (16.1%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $24,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $4,000 related to an increase in volumes of oil sold and approximately $3,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 204 barrels, while volumes of gas sold decreased 12,192 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on one well. Average oil prices decreased to $17.82 per barrel for the three months ended September 30, 1997 from $18.16 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.02 per Mcf for the three months ended September 30, 1997 from $1.95 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $15,318 (48.4%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from an increase in compression expenses and general repairs and maintenance on one well during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 52.1% for the three months ended September 30, 1997 from 29.5% for the three months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in general repairs and maintenance expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $6,373 (52.9%) for the three months ended September 30, 1997 as compared to the three months ended

     September 30, 1996. This decrease resulted primarily from (i) an increase in the gas price used in the valuation of reserves at September 30, 1997 and (ii) a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 6.3% for the three months ended September 30, 1997 from 11.2% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses increased $863 (6.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from an increase in computer consulting fees during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 16.9% for the three months ended September 30, 1997 from 13.4% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in gas sales discussed above.


     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $363,090         $270,897
      Oil and gas production expenses   $117,263         $ 83,454
      Barrels produced                       945              707
      Mcf produced                       159,534          138,784
      Average price/Bbl                 $  18.57         $  19.62
      Average price/Mcf                 $   2.17         $   1.85

     As shown in the table above, total oil and gas sales increased $92,193 (34.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $51,000 and $45,000, respectively, were related to increases in the average price and volumes of gas sold. Volumes of oil and gas sold increased 238 barrels and 20,750 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The increase in volumes of gas sold resulted primarily from a negative gas balancing adjustment made by the operator on one well during the nine months ended September 30, 1996. Average oil prices decreased to $18.57 per barrel for the nine months ended September 30, 1997 from $19.62 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.17 per Mcf for the nine months ended September 30, 1997 from $1.85 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $33,809 (40.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from (i) an increase in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) an increase in general repairs and maintenance on one well. As a percentage of oil and gas sales, these expenses remained relatively constant at 32.3% for the nine months ended September 30, 1997 as compared to 30.8% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,330 (4.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from an increase in the gas price used in the valuation of reserves at September 30, 1997, partially offset by the increase in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the nine months ended September 30, 1997 from 11.0% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $3,620 (7.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from increases in both computer consulting fees and computer upgrades, which increases were partially offset by a decrease in postage expense during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 15.3% for the nine months ended September 30, 1997 from 19.2% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 3, 1997      By:        /s/Dennis R. Neill
                                 -----------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 3, 1997      By:        /s/Patrick M. Hall
                                 -----------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.