Form 10-Q
period 1998-06-30
DYCO OIL & GAS PROGRAM 1981-2
filed 1998-08-04
CIK 702403

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1998                                 0-10478



                       DYCO OIL AND GAS PROGRAM 1981-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                           41-1411952
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 67,520          $116,852
   Accrued oil and gas sales                      43,023            71,787
                                                --------          --------
      Total current assets                      $110,543          $188,639

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           96,699           135,634

DEFERRED CHARGE                                   39,180            39,180
                                                --------          --------
                                                $246,422          $363,453
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  7,021          $ 40,290
   Gas imbalance payable                          20,591            20,591
                                                --------          --------
      Total current liabilities                 $ 27,612          $ 60,881

ACCRUED LIABILITY                               $122,380          $126,219

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 74 units                     $    965          $  1,764
   Limited Partners, issued and
      outstanding, 6,000 units                    95,465           174,589
                                                --------          --------
      Total Partners' capital                   $ 96,430          $176,353
                                                --------          --------
                                                $246,422          $363,453
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $67,257          $100,315
   Interest                                        1,927             1,369
                                                 -------          --------
                                                 $69,184          $101,684

COST AND EXPENSES:
   Oil and gas production                        $21,207          $ 31,456
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   8,502             5,721
   General and administrative
      (Note 2)                                    13,157            15,198
                                                 -------          --------
                                                 $42,866          $ 52,375
                                                 -------          --------

NET INCOME                                       $26,318          $ 49,309
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $   264          $    493
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $26,054          $ 48,816
                                                 =======          ========
NET INCOME PER UNIT                              $  4.33          $   8.12
                                                 =======          ========
UNITS OUTSTANDING                                  6,074             6,074
                                                 =======          ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $142,969          $273,009
   Interest                                        3,365             4,193
                                                --------          --------
                                                $146,334          $277,202

COST AND EXPENSES:
   Oil and gas production                       $ 51,790          $ 70,293
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  16,387            28,549
   General and administrative
      (Note 2)                                    36,600            40,477
                                                --------          --------
                                                $104,777          $139,319
                                                --------          --------

NET INCOME                                      $ 41,557          $137,883
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    416          $  1,379
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 41,141          $136,504
                                                ========          ========
NET INCOME PER UNIT                             $   6.84          $  22.70
                                                ========          ========
UNITS OUTSTANDING                                  6,074             6,074
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 41,557          $137,883
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                16,387            28,549
      Decrease in accrued oil and
        gas sales                                 28,764            43,588
      Decrease in accounts payable             (  33,269)        (     929)
      Decrease in accrued liability            (   3,839)                -
                                                --------          --------
      Net cash provided by operating
        activities                              $ 49,600          $209,091
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of oil and gas
      properties                                $ 22,548          $      -
   Additions to oil and gas
      properties                                       -         (   1,085)
                                                --------          --------
   Net cash provided (used) by
      investing activities                      $ 22,548         ($  1,085)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($121,480)        ($303,700)
                                                --------          --------
   Net cash used by financing
      activities                               ($121,480)        ($303,700)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 49,332)        ($ 95,694)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           116,852           272,066
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 67,520          $176,372
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $13,157 and $15,198, respectively, of which $11,988 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $36,600 and $40,477, respectively, of which $23,976 was paid each period to Dyco and its affiliates.

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

      The Program's Statement of Cash Flows for the six months ended June 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the Program's cash distribution paid in June 1998. It is possible that the Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Program's remaining properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult.
      Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  -------          --------
      Oil and gas sales                           $67,257          $100,315
      Oil and gas production expenses             $21,207          $ 31,456
      Barrels produced                                184               302
      Mcf produced                                 31,421            53,513
      Average price/Bbl                           $ 12.14          $  17.86
      Average price/Mcf                           $  2.07          $   1.77

      As shown in the table above, total oil and gas sales decreased $33,058 (33.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $39,000 was related to a decrease in volumes of gas sold, which amount was partially offset by an increase of approximately $9,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 118 barrels and 22,092 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold was primarily due to the shutting-in of one significant well for subsurface repairs during the three months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from the Program receiving a reduced percentage of sales due to the Program's overproduced position on one significant well. Average oil prices decreased to $12.14 per barrel for the three months ended June 30, 1998 from $17.86 per barrel for the three months ended June 30, 1997. Average gas prices increased to $2.07 per Mcf during the three months ended June 30, 1998 from $1.77 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,249 (32.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 31.5% for the three months ended June 30, 1998 and 31.4% for the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,781 (48.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from a decrease in the oil gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997. As a percentage of oil and gas sales, this expense increased to 12.6% for the three months ended June 30, 1998 from 5.7% for the three months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $2,041 (13.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 19.6% for the three months ended June 30, 1998 from 15.2% for the three months ended

      June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                 Six Months Ended June 30,
                                                 --------------------------
                                                   1998              1997
                                                 --------          --------
      Oil and gas sales                          $142,969          $273,009
      Oil and gas production expenses            $ 51,790          $ 70,293
      Barrels produced                                441               656
      Mcf produced                                 68,752           117,569
      Average price/Bbl                          $  12.39          $  18.90
      Average price/Mcf                          $   2.00          $   2.22

      As shown in the table above, total oil and gas sales decreased $130,040 (47.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $108,000 was related to a decrease in volumes of gas sold and approximately $15,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 215 barrels and 48,817 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold was primarily due to the shutting-in of one significant well for subsurface repairs during the six months ended June 30, 1998 and normal declines in production on two significant wells due to diminished oil reserves. The decrease in volumes of gas sold resulted primarily from the Program receiving a reduced percentage of sales due to the Program's overproduced position on one significant well. Average oil and gas prices decreased to $12.39 per barrel and $2.00 per Mcf, respectively, for the six months ended June 30, 1998 from $18.90 per barrel and $2.22 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,503 (26.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold during the six months ended June 30, 1998, which decreases were partially offset by expenses relating to the subsurface repairs on one well during the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 36.2% for the six months ended June 30, 1998 from 25.7% for the six months ended June 30, 1997. This percentage increase was primarily due to the increase in subsurface repair expenses discussed above and the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,162 (42.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 11.5% for the six months ended June 30, 1998 from 10.5% for the six months ended June 30, 1997.

      General and administrative expenses decreased $3,877 (9.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 25.6% for the six months ended June 30, 1998 from 14.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 4, 1998        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 4, 1998        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.