Form 10-Q
period 1998-09-30
DYCO OIL & GAS PROGRAM 1981-2
filed 1998-10-28
CIK 702403

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 1998                              0-10478



                         DYCO OIL AND GAS PROGRAM 1981-2
                             (A LIMITED PARTNERSHIP)
             (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1411952
(State or other jurisdiction            (I.R.S. Employer Identification
    of incorporation or                                Number)
       organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 85,743         $116,852
   Accrued oil and gas sales                       34,594           71,787
                                                 --------         --------
      Total current assets                       $120,337         $188,639

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            86,009          135,634

DEFERRED CHARGE                                    39,180           39,180
                                                 --------         --------
                                                 $245,526         $363,453
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  7,419         $ 40,290
   Gas imbalance payable                           20,591           20,591
                                                 --------         --------
      Total current liabilities                  $ 28,010         $ 60,881

ACCRUED LIABILITY                                $120,202         $126,219

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 74 units                      $    973         $  1,764
   Limited Partners, issued and
      outstanding, 6,000 units                     96,341          174,589
                                                 --------         --------
      Total Partners' capital                    $ 97,314         $176,353
                                                 --------         --------
                                                 $245,526         $363,453
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $49,055           $90,081
   Interest                                          819             2,185
                                                 -------           -------
                                                 $49,874           $92,266

COSTS AND EXPENSES:
   Oil and gas production                        $24,796           $46,970
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  10,247             5,672
   General and administrative
      (Note 2)                                    13,947            15,207
                                                 -------           -------
                                                 $48,990           $67,849
                                                 -------           -------

NET INCOME                                       $   884           $24,417
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $     8           $   244
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $   876           $24,173
                                                 =======           =======
NET INCOME PER UNIT                              $   .15           $  4.02
                                                 =======           =======
UNITS OUTSTANDING                                  6,074             6,074
                                                 =======           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $192,024          $363,090
   Interest                                        4,184             6,378
                                                --------          --------
                                                $196,208          $369,468

COSTS AND EXPENSES:
   Oil and gas production                       $ 76,586          $117,263
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  26,634            34,221
   General and administrative
      (Note 2)                                    50,547            55,684
                                                --------          --------
                                                $153,767          $207,168
                                                --------          --------

NET INCOME                                      $ 42,441          $162,300
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    424          $  1,623
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 42,017          $160,677
                                                ========          ========
NET INCOME PER UNIT                             $   6.99          $  26.72
                                                ========          ========
UNITS OUTSTANDING                                  6,074             6,074
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 42,441          $162,300
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                26,634            34,221
      Decrease in accrued oil and
        gas sales                                 37,193            47,019
      Increase (decrease) in accounts
        payable                                (  32,871)              327
      Decrease in accrued liability            (   6,017)                -
                                                --------          --------
      Net cash provided by operating
        activities                              $ 67,380          $243,867
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of oil and gas
      properties                                $ 22,991          $  2,218
   Additions to oil and gas
      properties                                       -         (   1,736)
                                                --------          --------
   Net cash provided by investing
      activities                                $ 22,991          $    482
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($121,480)        ($455,550)
                                                --------          --------
   Net cash used by financing
      activities                               ($121,480)        ($455,550)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 31,109)        ($211,201)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           116,852           272,066
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 85,743          $ 60,865
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $13,947 and $15,207, respectively, of which $11,988 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $50,547 and $55,684, respectively, of which $35,964 was paid each period to Dyco and its affiliates.

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

      The Program's Statement of Cash Flows for the nine months ended September 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the Program's cash distribution paid in June 1998. It is possible that the Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Program's remaining properties.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1998            1997
                                                  -------          -------
      Oil and gas sales                           $49,055          $90,081
      Oil and gas production expenses             $24,796          $46,970
      Barrels produced                                102              289
      Mcf produced                                 27,591           41,965
      Average price/Bbl                           $  9.59          $ 17.82
      Average price/Mcf                           $  1.74          $  2.02

      As shown in the table above, total oil and gas sales decreased $41,026 (45.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $29,000 was related to a decrease in volumes of gas sold and approximately $8,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 187 barrels and 14,374 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) the receipt of a reduced percentage of sales on one significant well during the three months ended September 30, 1998 due to the Program's overproduced position on that well and (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1998. Average oil and gas prices decreased to $9.59 per barrel and $1.74 per Mcf, respectively, for the three months ended September 30, 1998 from $17.82 per barrel and $2.02 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,174 (47.2%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) legal fees during the three months ended September 30, 1997 related to a collections matter on one significant well and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 50.5% for the three months ended September 30, 1998 from 52.1% for the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,575 (80.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 20.9% for the three months ended September 30, 1998 from 6.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses decreased $1,260 (8.3%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 28.4% for the three months ended September 30, 1998 from 16.9% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1998              1997
                                                 --------          --------
      Oil and gas sales                          $192,024          $363,090
      Oil and gas production expenses            $ 76,586          $117,263
      Barrels produced                                543               945
      Mcf produced                                 96,343           159,534
      Average price/Bbl                          $  11.87          $  18.57
      Average price/Mcf                          $   1.93          $   2.17

      As shown in the table above, total oil and gas sales decreased $171,066 (47.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $137,000 was related to a decrease in volumes of gas sold and approximately $23,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 402 barrels and 63,191 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from the receipt of a reduced percentage of sales on one significant well during the nine months ended September 30, 1998 due to the Program's overproduced position on that well. Average oil and gas prices decreased to $11.87 per barrel and $1.93 per Mcf, respectively, for the nine months ended September 30, 1998 from $18.57 per barrel and $2.17 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $40,677 (34.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) legal fees during the nine months ended September 30, 1997 related to a collections matter on one significant well and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 39.9% for the nine months ended September 30, 1998 from 32.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,587 (22.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease was partially offset by an increase in depreciation, depletion, and amortization which resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 13.9% for the nine months ended September 30, 1998 from 9.4% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      General and administrative expenses decreased $5,137 (9.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 26.3% for the nine months ended September 30, 1998 from 15.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  October 28, 1998             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  October 28, 1998             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER         DESCRIPTION
------         -----------

 27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

               All other exhibits are omitted as inapplicable.