Form 10-Q
period 1999-09-30
DYCO OIL & GAS PROGRAM 1981-2
filed 1999-11-03
CIK 702403

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                          Commission File Number
 September 30, 1999                                    0-10478



                         DYCO OIL AND GAS PROGRAM 1981-2
                             (A LIMITED PARTNERSHIP)
             (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1411952
(State or other jurisdiction              (I.R.S. Employer Identification
   of incorporation or                                Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 28,501         $ 61,066
   Accrued oil and gas sales                       63,989           49,791
                                                 --------         --------
      Total current assets                       $ 92,490         $110,857

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            94,538          111,301

DEFERRED CHARGE                                    47,498           47,498
                                                 --------         --------
                                                 $234,526         $269,656
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  7,150         $  9,681
   Gas imbalance payable                            2,685            2,685
                                                 --------         --------
      Total current liabilities                  $  9,835         $ 12,366

ACCRUED LIABILITY                                $170,564         $170,564

PARTNERS' CAPITAL:
   General Partner, 74 general
      partner units                              $    542         $    868
   Limited Partners, issued and
      outstanding, 6,000 Units                     53,585           85,858
                                                 --------         --------
      Total Partners' capital                    $ 54,127         $ 86,726
                                                 --------         --------
                                                 $234,526         $269,656
                                                 ========         ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                   1999             1998
                                                ---------         --------

REVENUES:
   Oil and gas sales                             $105,972          $49,055
   Interest                                         1,222              819
                                                 --------          -------
                                                 $107,194          $49,874

COSTS AND EXPENSES:
   Oil and gas production                        $ 28,338          $24,796
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    5,017           10,247
   General and administrative
      (Note 2)                                     13,857           13,947
                                                 --------          -------
                                                 $ 47,212          $48,990
                                                 --------          -------

NET INCOME                                       $ 59,982          $   884
                                                 ========          =======
GENERAL PARTNER (1%) - net
   income                                        $    600          $     8
                                                 ========          =======
LIMITED PARTNERS (99%) - net
   income                                        $ 59,382          $   876
                                                 ========          =======
NET INCOME PER UNIT                              $   9.87          $   .15
                                                 ========          =======
UNITS OUTSTANDING                                   6,074            6,074
                                                 ========          =======



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                   1999              1998
                                                ---------         ---------

REVENUES:
   Oil and gas sales                             $243,097          $192,024
   Interest                                         2,865             4,184
                                                 --------          --------
                                                 $245,962          $196,208

COSTS AND EXPENSES:
   Oil and gas production                        $ 89,176          $ 76,586
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   17,897            26,634
   General and administrative
      (Note 2)                                     50,008            50,547
                                                 --------          --------
                                                 $157,081          $153,767
                                                 --------          --------

NET INCOME                                       $ 88,881          $ 42,441
                                                 ========          ========
GENERAL PARTNER (1%) - net
   income                                        $    889          $    424
                                                 ========          ========
LIMITED PARTNERS (99%) - net
   income                                        $ 87,992          $ 42,017
                                                 ========          ========
NET INCOME PER UNIT                              $  14.63          $   6.99
                                                 ========          ========
UNITS OUTSTANDING                                   6,074             6,074
                                                 ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 88,881          $ 42,441
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                17,897            26,634
      (Increase) decrease in accrued
        oil and gas sales                      (  14,198)           37,193
      Decrease in accounts payable             (   2,531)        (  32,871)
      Decrease in accrued liability                    -         (   6,017)
                                                --------          --------
      Net cash provided by operating
        activities                              $ 90,049          $ 67,380
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of oil and gas
      properties                                $      -          $ 22,991
   Additions to oil and gas
      properties                               (   1,134)                -
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($  1,134)         $ 22,991
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($121,480)        ($121,480)
                                                --------          --------
   Net cash used by financing
      activities                               ($121,480)        ($121,480)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 32,565)        ($ 31,109)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            61,066           116,852
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 28,501          $ 85,743
                                                ========          ========

                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $13,857 and $13,947, respectively, of which $11,988 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $50,008 and $50,547, respectively, of which $35,964 was paid each period to Dyco and its affiliates.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1999            1998
                                                  --------         -------
      Oil and gas sales                           $105,972         $49,055
      Oil and gas production expenses             $ 28,338         $24,796
      Barrels produced                                 146             102
      Mcf produced                                  44,780          27,591
      Average price/Bbl                           $  18.40         $  9.59
      Average price/Mcf                           $   2.31         $  1.74

      As shown in the table above, total oil and gas sales increased $56,917 (116.0%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $30,000 was related to an increase in volumes of gas sold and approximately $25,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 44 barrels and 17,189 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of gas sold was primarily due to (i) the Program receiving a reduced percentage of sales on one well during the three months ended September 30, 1998 due to the Program's overproduced gas balancing position in that well, (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1998, (iii) a positive prior period volume adjustment made by the operator on one well during the three months ended September 30, 1999, and (iv) the successful completion of a new well in late 1998. Average oil and gas prices increased to $18.40 per barrel and $2.31 per Mcf, respectively, for the three months ended September 30, 1999 from $9.59 per barrel and $1.74 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,542 (14.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 26.7% for the three months ended September 30, 1999 from 50.5% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,230 (51.0%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to an increase in the oil and gas prices used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. This decrease was partially offset by an increase in depreciation, depletion, and amortization associated with the increase in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.7% for the three months ended September 30, 1999 from 20.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 13.1% for the three months ended September 30, 1999 from 28.4% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $243,097         $192,024
      Oil and gas production expenses             $ 89,176         $ 76,586
      Barrels produced                                 668              543
      Mcf produced                                 119,320           96,343
      Average price/Bbl                           $  13.04         $  11.87
      Average price/Mcf                           $   1.96         $   1.93

      As shown in the table above, total oil and gas sales increased $51,073 (26.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $44,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 125 barrels and 22,977 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in volumes of gas sold were primarily due to (i) the successful completion of a new well in late 1998, (ii) the Program receiving a reduced percentage of sales on one well during the nine months ended September 30, 1998 due to the Program's overproduced gas balancing position in that well, and (iii) a positive prior period volume adjustment made by the operator on one well during the nine months ended September 30, 1999. Average oil and gas prices increased to $13.04 per barrel and $1.96 per Mcf, respectively, for the nine months ended September 30, 1999 from $11.87 per barrel and $1.93 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,590 (16.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase was primarily due to (i) an increase in legal fees on one well during the nine months ended September 30, 1999 related to a gas balancing and collections matter initiated by the well's operator and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 36.7% for the nine months ended September 30, 1999 from 39.9% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,737 (32.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) an increase in the oil and gas prices used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. This decrease was partially offset by an increase in depreciation, depletion, and amortization associated with the increase in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 7.4% for the nine months ended September 30, 1999 from 13.9% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $539 (1.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 20.6% for the nine months ended September 30, 1999 from 26.3% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.


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

      The Program relies on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Program.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program
      1981-2 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended
      September 30, 1999, filed herewith.

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


                                    DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 3, 1999            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 3, 1999            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.