Form 10-K405
period 1999-12-31
DYCO OIL & GAS PROGRAM 1981-2
filed 2000-03-24
CIK 702403

FORM 10-K405

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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


                          TABLE OF CONTENTS

PART I........................................................................3
      ITEM 1.   BUSINESS......................................................3
      ITEM 2.   PROPERTIES....................................................7
      ITEM 3.   LEGAL PROCEEDINGS............................................11
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS..........11
PART II......................................................................11
      ITEM 5.   MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND
                RELATED LIMITED PARTNER MATTERS..............................11
      ITEM 6.   SELECTED FINANCIAL DATA......................................12
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..........................14
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK............................................18
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................19
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE..........................31
PART III.....................................................................31
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........31
      ITEM 11.  EXECUTIVE COMPENSATION.......................................32
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT...................................................36
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............36
PART IV......................................................................38
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K.....................................................38
      SIGNATURES.............................................................40

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1999, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and Samson. As of March 1, 2000, Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. - Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 94.0% of the Program's oil and gas sales during the year ended December 31, 1999. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

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

      The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


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

ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 1999.

                         Well Statistics(1)
                       As of December 31, 1999

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


      Drilling Activities

      The Program did not participate in any drilling activities during the year ended December 31, 1999.

      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.

                         Net Production Data

                                      Year Ended December 31,
                                   ------------------------------
                                     1999        1998       1997
                                   --------    --------   --------
Production:
   Oil (Bbls)(1)                        781         814      1,129
   Gas (Mcf)(2)                     159,015     147,505    197,003

Oil and gas sales:
   Oil                             $ 11,156    $  8,525   $ 20,190
   Gas                              332,512     277,276    454,796
                                    -------     -------    -------
      Total                        $343,668    $285,801   $474,986
                                    =======     =======    =======
Total direct operating
  expenses (3)                     $123,529    $167,970   $183,139
                                    =======     =======    =======

Direct operating expenses as a
   percentage of oil and gas sales    35.9%       58.8%      38.6%

Average sales price:
   Per barrel of oil                 $14.28      $10.47     $17.88
   Per Mcf of gas                      2.09        1.88       2.31

Direct operating expenses per
   equivalent Mcf of gas(4)          $  .75      $ 1.10     $  .90

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

      Proved Reserves and Net Present Value

      The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 1999 will actually be realized for such production.

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

                         Proved Reserves and
                         Net Present Values
                        From Proved Reserves

                     As of December 31, 1999 (1)

           Estimated proved reserves:
             Gas (Mcf)                         1,183,265
             Oil and liquids (Bbls)                3,466

           Net present value
             (discounted at 10% per annum)     $ 967,706
-------------------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present value to differ from the reserve reports prepared by Dyco and reviewed by Ryder Scott.


      No estimates of the proved reserves of the Program comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Program's proved reserves is contained in Note 4 to the Program's financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      As of December 31, 1999, the Program's properties consisted of 17 gross (2.20 net) productive wells. The Program also owned a non-working interest in an additional 8 wells. Affiliates of the Program operate 12 (48%) of its total wells. All of the Program's properties are located onshore in the continental United States. Substantially all of the Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

      As of December 31, 1999, the Program's properties in the Anadarko Basin consisted of 16 gross (1.93 net) wells. The Program also owned a non-working interest in an additional 8 wells in the Anadarko Basin. Affiliates of the Program operate 11 (46%) of its total wells in the Anadarko Basin. As of
December 31, 1999, the Program had estimated total proved reserves in the Anadarko Basin of approximately 1,033,738 Mcf of gas and approximately 2,114 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $891,081.

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

      There were no matters submitted to a vote of the limited partners during 1999.


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

                               Repurchase          Cash
                                  Price        Distributions
                               ----------      -------------

           1998:
             First Quarter        $ 79              $ -
             Second Quarter         79               20(1)
             Third Quarter         101                -
             Fourth Quarter        101                -

           1999:
             First Quarter        $101              $ -
             Second Quarter        101                -
             Third Quarter         124               20
             Fourth Quarter        104                -

           2000:
             First Quarter        $104              $ -

-----------------------
(1)  Includes proceeds from the sale of oil and gas properties.


      As of March 1, 2000, the Program has 6,000 Units outstanding and approximately 1,650 Limited Partners of record.



ITEM 6.    SELECTED FINANCIAL DATA


      The following table presents selected financial data for the Program. This data should be read in conjunction with the financial statements of the Program, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                             Selected Financial Data

                                                       December 31,

                                    ------------------------------------------------------
                                      1999        1998        1997       1996       1995
                                    --------    --------    --------   --------   --------
Summary of Operations:
    Oil and gas sales               $343,668    $285,801    $474,986   $458,802   $309,330
    Total revenues                   346,769     290,756     482,230    472,730    319,042

    Lease operating expenses          99,393     148,997     147,127     77,241    124,768
    Production taxes                  24,136      18,973      36,012     32,630     21,027
    General and administrative
       expenses                       63,168      63,410      68,991     65,425     66,349
    Depreciation, depletion, and
       amortization of oil and gas
       properties                     40,715      27,523      50,901     28,657     31,503

    Net income                       119,357      31,853     179,199    268,777     75,395
       per Unit                        19.65        5.24       29.50      44.25      12.41
    Cash distributions               121,480     121,480     455,550    182,220       -
       per Unit                           20          20          75         30       -

Summary Balance Sheet Data:
    Total assets                     337,364     269,656     363,453    586,573    523,826
    Partners' capital                 84,603      86,726     176,353    452,704    366,147


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Results of Operations

                Year Ended December 31, 1999 Compared
                    to Year Ended December, 1998
                -------------------------------------

      Total oil and gas sales increased $57,867 (20.2%) in 1999 as compared to 1998. Of this increase, approximately $22,000 was related to an increase in volumes of gas sold and approximately $34,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 33 barrels, while volumes of gas sold increased 11,510 Mcf in 1999 as compared to 1998. The increase in volumes of gas sold was primarily due to the successful completion of a new well in late 1998 and the Program receiving a reduced percentage of sales on one well during 1998 due to the Program's overproduced gas balancing position in that well. These increases were partially offset by normal declines in production. Average oil and gas prices increased to $14.28 per barrel and $2.09 per Mcf, respectively, in 1999 from $10.47 per barrel and $1.88 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $44,441 (26.5%) in 1999 as compared to 1998. This decrease was primarily due to workover expenses incurred in 1998 on one well in order to improve the recovery of reserves and subsurface repair and maintenance expenses incurred in 1998 on another well. As a percentage of oil and gas sales, these expenses decreased to 35.9% in 1999 from 58.8% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $13,192 (47.9%) in 1999 as compared to 1998. This increase was primarily due to an increase in depletable oil and gas properties due to the purchase of gas reserves on one significant well in 1999 in order to help reduce a gas imbalance on the well. As a percentage of oil and gas sales, this expense increased to 11.8% in 1999 from 9.6% in 1998. This percentage increase was
primarily  due  to  the  dollar  increase  in   depreciation,   depletion,   and
amortization.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 18.4% in 1999 from 22.2% in 1998. This percentage decrease was primarily due to the increase in oil and gas sales.


                Year Ended December 31, 1998 Compared
                    to Year Ended December, 1997
                -------------------------------------

      Total oil and gas sales decreased $189,185 (39.8%) in 1998 as compared to 1997. Of this decrease, approximately $114,000 was related to a decrease in volumes of gas sold and approximately $63,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 315 barrels and 49,498 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of gas sold resulted primarily from (i) the Program receiving a reduced percentage of sales during 1998 on one well due to the Program's overproduced gas balancing position in that well and (ii) a positive prior period volume adjustment made during 1997 by the purchaser on another well. Average oil and gas prices decreased to $10.47 per barrel and $1.88 per Mcf, respectively, in 1998 from $17.88 per barrel and $2.31 per Mcf, respectively, in 1997.

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

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1999 production levels for future years, the Program's proved reserve quantities at December 31, 1999 would have remaining lives of approximately 7.4 years for gas reserves and 4.4 years for oil reserves. However, since the Program's reserve estimates are based on oil and gas prices at December 31, 1999, it is possible that a significant decrease in oil and gas prices from December 31, 1999 levels will reduce such reserves and their corresponding life-span.

      The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. However, during 1999 the Program paid $289,553, net of taxes, for the purchase of gas reserves from Burlington Resources (of which $158,361 was recorded to oil and gas properties and $131,192 was used to reduce the accrued liability for lease operating expenses) and during 1997 the Program paid $34,681 for the purchase of gas reserves from Oryx Energy Company, each related to the Yowell No. 1-26 well in which the Program had produced significantly more than its share of gas. These reserves were purchased in order to assist the Program in reducing its gas imbalance liability on this well. In addition, during 1998 the Program participated in successfully drilling the Lemasters No. 1-19 well and incurred capital costs of $26,182 relating to this drilling activity. These expenditures by the Program may reduce or eliminate cash available for a particular quarterly cash distribution. In connection with the 1999 expenditure, the Program received a temporary advance from the General Partner. Management believes that this advance will be fully repaid during 2000. The Program has no other debt commitments. Management believes that cash for
ordinary   operational  purposes  will  be  provided  by  current  oil  and  gas production.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Program has not experienced any material effects from the year 2000 issue. Costs incurred by the Program in order to ensure year 2000 compatibility were not material to the Program.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

      The Program does not hold any market risk sensitive instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1981-2 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                               PricewaterhouseCoopers LLP







Tulsa, Oklahoma
March 20, 2000

                      DYCO OIL AND GAS PROGRAM
                     1981-2 LIMITED PARTNERSHIP
                           Balance Sheets
                     December 31, 1999 and 1998


                               ASSETS
                               ------
                                               1999         1998
                                             --------     --------
CURRENT ASSETS:
   Cash and cash equivalents                 $  4,991     $ 61,066
   Accrued oil and gas sales                   61,205       49,791
                                              -------      -------
   Total current assets                      $ 66,196     $110,857

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                           229,994      111,301

DEFERRED CHARGE                                41,174       47,498
                                              -------      -------
                                             $337,364     $269,656
                                              =======      =======

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  4,795     $  9,681
   Payable to General Partner (Note 2)        207,000         -
   Gas imbalance payable                          825        2,685
                                              -------      -------
      Total current liabilities              $212,620     $ 12,366

ACCRUED LIABILITY                            $ 40,141     $170,564

PARTNERS' CAPITAL:
   General Partner, 74 general
      partner units                          $    847     $    868
   Limited Partners, issued and
      outstanding, 6,000 Units                 83,756       85,858
                                              -------      -------
      Total Partners' Capital                $ 84,603     $ 86,726
                                              -------      -------
                                             $337,364     $269,656
                                              =======      =======


                     The accompanying notes are an integral
                      part of these financial statements.

                      DYCO OIL AND GAS PROGRAM
                     1981-2 LIMITED PARTNERSHIP
                      Statements of Operations
        For the Years Ended December 31, 1999, 1998, and 1997


                                        1999      1998      1997
                                      --------  --------  --------
REVENUES:
   Oil and gas sales                  $343,668  $285,801  $474,986
   Interest                              3,101     4,955     7,244
                                       -------   -------   -------
                                      $346,769  $290,756  $482,230

COSTS AND EXPENSES:
   Lease operating                    $ 99,393  $148,997  $147,127
   Production taxes                     24,136    18,973    36,012
   Depreciation, depletion, and
      amortization of oil and
      gas properties                    40,715    27,523    50,901
   General and administrative           63,168    63,410    68,991
                                       -------   -------   -------
                                      $227,412  $258,903  $303,031
                                       -------   -------   -------
NET INCOME                            $119,357  $ 31,853  $179,199
                                       =======   =======   =======

GENERAL PARTNER (1%) - NET INCOME     $  1,194  $    319  $  1,792
                                       =======   =======   =======

LIMITED PARTNERS (99%) - NET INCOME   $118,163  $ 31,534  $177,407
                                       =======   =======   =======

NET INCOME per Unit                   $  19.65  $   5.24  $  29.50
                                       =======   =======   =======

UNITS OUTSTANDING                        6,074     6,074     6,074
                                       =======   =======   =======



               The accompanying notes are an integral
                 part of these financial statements

                            DYCO OIL AND GAS PROGRAM
                           1981-2 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997


                                    General    Limited
                                    Partner   Partners      Total
                                   --------  ----------  ----------

Balances at Dec. 31, 1996           $4,527    $448,177    $452,704
   Cash distributions              ( 4,555)  ( 450,995)  ( 455,550)
   Net income                        1,792     177,407     179,199
                                     -----     -------     -------

Balances at Dec. 31, 1997           $1,764    $174,589    $176,353
   Cash distributions              ( 1,215)  ( 120,265)  ( 121,480)
   Net income                          319      31,534      31,853
                                     -----     -------     -------

Balances at Dec. 31, 1998           $  868    $ 85,858    $ 86,726
   Cash distributions              ( 1,215)  ( 120,265)  ( 121,480)
   Net income                        1,194     118,163     119,357
                                     -----     -------     -------

Balances at Dec. 31, 1999            $ 847    $ 83,756    $ 84,603
                                     =====     =======     =======



               The accompanying notes are an integral
                 part of these financial statements

                            DYCO OIL AND GAS PROGRAM
                           1981-2 LIMITED PARTNERSHIP
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                           1999          1998         1997
                                        ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $119,357      $ 31,853     $179,199
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties                 40,715        27,523       50,901
      (Increase) decrease in
        accrued oil and gas sales       (  11,414)       21,996       44,259
      (Increase) decrease in
        deferred charge                     6,324     (   8,318)       4,093
      Increase (decrease) in
        accounts payable                (   4,886)    (  30,609)      30,394
      Increase in payable to
        General Partner                   207,000          -           -
      Increase (decrease) in gas
        imbalance payable               (   1,860)    (  17,906)      20,591
      Increase (decrease) in
        accrued liability               ( 130,423)       44,345        2,246
                                          -------       -------      -------
   Net cash provided by operating
      activities                         $224,813      $ 68,884     $331,683
                                          -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                 $     86      $ 22,992     $  5,089
   Additions to oil and gas
      properties                        ( 159,494)    (  26,182)   (  36,436)
                                          -------       -------      -------
   Net cash used by
      investing activities              ($159,408)    ($  3,190)   ($ 31,347)
                                          -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                   ($121,480)    ($121,480)   ($455,550)
                                          -------       -------      -------
   Net cash used by financing
     activities                         ($121,480)    ($121,480)   ($455,550)
                                          -------       -------      -------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                 ($ 56,075)    ($ 55,786)   ($155,214)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     61,066       116,852      272,066
                                          -------       -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $  4,991      $ 61,066     $116,852
                                          =======       =======      =======


                     The accompanying notes are an integral
                       part of these financial statements

         DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                    Notes to Financial Statements
        For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 1, 1981. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 2,919 (48.7%) of the Program's Units at December 31, 1999.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. During 1999 the Program purchased reserves in the amount of $158,361 (207,777 Mcf), net of accrued liability, on the Yowell No. 1-26 well in which the Program had produced significantly more than its share of gas. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1999, 1998, and 1997 were $0.25, $0.18, and
      $0.25, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

           The Deferred Charge at December 31, 1999 and 1998 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 72,965 Mcf, resulting in prepaid lease operating expenses of $41,174. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 81,500 Mcf, resulting in prepaid lease operating expenses of $47,498.


      Payable to General Partner

           The Payable to General Partner at December 31, 1999 represents a cash advance from Dyco. This advance was necessary to pay for the purchase of reserves at $1.50 per Mcf on the Yowell No. 1-26 well in which the Program had produced significantly more than its share of gas. The amount due as of March 1, 2000 was $169,000.

      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 71,134 Mcf, resulting in accrued lease operating expenses of $40,141. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 292,663 Mcf, resulting in accrued lease operating expenses of $170,564. The decrease in accrued liability was primarily due to a decrease in the overproduced gas imbalance position on the Yowell No. 1-26 well due to the purchase of reserves on this well during 1999.


      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1999, total sales exceeded the Program's share of estimated total gas reserves on one well by $825 (550
      Mcf). At December 31, 1998, total sales exceeded the Program's share of estimated total gas reserves on two wells by $2,685 (1,790 Mcf).


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


2.    TRANSACTIONS WITH RELATED PARTIES

           The Program obtained an operating advance from the General Partner during the fourth quarter of 1999 due to the purchase of reserves on one well. The balance due as of March 1, 2000 was $169,000. See Note 1.

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $63,168, $63,410, and $68,991, respectively, of which $47,952 was paid each year to Dyco and its affiliates.

           Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.


3.    MAJOR CUSTOMERS

           The following purchaser individually accounted for more than 10% of the combined oil and gas sales of the Program for the years ended December 31, 1999, 1998, and 1997:

           Purchaser                1999       1998      1997
           ---------                -----      -----     -----

           El Paso Energy
             Marketing Company      94.0%      93.0%     94.8%

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

      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:

                                              December 31,
                                      ----------------------------
                                           1999            1998
                                      -------------  -------------
      Proved properties                $39,932,897    $39,773,489


      Less accumulated depreciation,
      depletion, amortization, and
      valuation allowance             ( 39,702,903)  ( 39,662,188)
                                        ----------     ----------

      Net oil and gas properties       $   229,994    $   111,301
                                        ==========     ==========


      Costs Incurred

           The Program incurred no oil and gas exploration costs during 1999, 1998, and 1997. During 1999, 1998, and 1997 the Program incurred oil and gas property acquisition (purchase of reserves) and development costs as follows:

                                               December 31,
                                       ---------------------------
                                         1999     1998      1997
                                       --------  -------   -------

           Acquisition costs,
             net of accrued
             liability                 $158,361  $   -     $34,681
           Development costs              1,133   26,182     1,755
                                        =======   ======    ======

      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.



                                   1999                  1998                1997
                           -------------------   -----------------     -------------------
                             Oil        Gas           Oil      Gas       Oil       Gas
                           (Bbls)      (Mcf)        (Bbls)    (Mcf)    (Bbls)     (Mcf)
                           -------  ----------     -------   -------   -------   ---------
Proved reserves,
   beginning of year        3,145      943,531     3,443    836,740     4,644    1,002,691

Revisions of previous
   estimates                1,102      190,972       389    237,927    (   30)       6,244

Sales of reserves            -            -          -     ( 16,025)   (   42)  (    3,605)

Purchase of reserves         -         207,777       -          -         -         28,413

Extensions and
   discoveries               -            -          127     32,394       -            -

Production                 (  781)  (  159,015)   (  814)  (147,505)   (1,129)   ( 197,003)
                            -----    ---------     -----    -------     -----    ---------
Proved reserves,
   end of year              3,466    1,183,265     3,145    943,531     3,443      836,740
                            =====    =========     =====    =======     =====    =========
Proved developed reserves:
   Beginning of year        3,145      943,531     3,443    836,740     4,644    1,002,691
                            -----    ---------     -----    -------     -----    ---------
   End of year              3,466    1,183,265     3,145    943,531     3,443      836,740
                            =====    =========     =====    =======     =====    =========

           The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.


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


            NAME          AGE            POSITION WITH DYCO
      ----------------    ---     --------------------------------
      Dennis R. Neill      48     President and Director

      Patrick M. Hall      41     Chief Financial Officer

      Judy K. Fox          49     Secretary

      The  director   will  hold  office  until  the  next  annual   meeting  of
shareholders of Dyco or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Program and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION

      The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1999:

        Compensation/Reimbursement to Dyco and its affiliates
                 Three Years Ended December 31, 1999


   Type of Compensation/Reimbursement(1)          Expense
   -------------------------------------  -------------------------
                                           1999     1998     1997
                                          -------  -------  -------
   Compensation:
      Operations                            (2)      (2)      (2)


   Reimbursements:
      General and Administrative,
        Geological, and Engineering
        Expenses and Direct
        Expenses(3)                       $47,952  $47,952  $47,952

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1999:



                                          Salary Reimbursement
                                   Three Years Ended December 31, 1999

                                                           Long Term Compensation
                                                       -------------------------------
                             Annual Compensation              Awards            Payouts
                          -------------------------    ---------------------    -------
                                                                     Securi-
                                              Other                   ties                  All
     Name                                     Annual   Restricted    Under-                Other
      and                                    Compen-     Stock       lying       LTIP     Compen-
   Principal              Salary     Bonus   sation     Award(s)    Options/    Payouts   sation
   Position        Year     ($)       ($)      ($)        ($)        SARs(#)      ($)       ($)
---------------    ----   -------   -------  -------   ----------   --------    -------   -------


Dennis R. Neill,
President(1)       1997    -          -         -         -            -          -          -
                   1998    -          -         -         -            -          -          -
                   1999    -          -         -         -            -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)      1997  $28,647      -         -         -            -          -         -
                   1998  $28,378      -         -         -            -          -         -
                   1999  $29,289      -         -         -            -          -         -
---------------

(1)   The  general  and  administrative   expenses  paid  by  the  Program  and
      attributable to salary  reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time services to the Program and no individual's  salary or other  compensation reimbursement from the Program equals or exceeds $100,000 per annum.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Program's Units as of March 1, 2000 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                 Number of
                                                   Units
                                                Beneficially
                                              Owned (Percent
             Beneficial Owner                 of Outstanding)
      -------------------------------       --------------------

      Samson Resources Company                  2,924    (48.7%)

      All directors, officers, and
        affiliates of Dyco as a group
        and Dyco (5 persons)                    2,924    (48.7%)


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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 49% of the Program's outstanding Units as of March 1, 2000. The Program Agreement permits Resources to independently vote its Units. Resources' significant Unit ownership will therefore likely determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial Statements, Financial Statement Schedules, and Exhibits.

           (1) Financial Statements: The following financial statements for the Program as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 are filed as part of this report:

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

               *23.1 Consent of Ryder Scott Company,  L.P. for Dyco Oil and Gas
                       Program 1981-2 Limited Partnership.

               *27.1 Financial  Data  Schedule   containing   summary  financial
                     information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

                All other Exhibits are omitted as inapplicable.


                ------------------
                *  Filed herewith.


      (b)  Reports on Form 8-K filed during the fourth quarter of 1999.

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

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                    March 24, 2000


                               By:  //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By: //s// Dennis R. Neill    President and          March 24, 2000
    -------------------      Director (Principal
       Dennis R. Neill       Executive Officer)

    //s// Patrick M. Hall    Chief Financial        March 24, 2000
    -------------------      Officer (Principal
       Patrick M. Hall       Financial and
                             Accounting Officer)

    //s// Judy K. Fox        Secretary              March 24, 2000
    -------------------
       Judy K. Fox

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

*23.1 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas 1981-2 Limited Partnership.

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.


------------------
*  Filed herewith.