Form 10-Q
period 2000-06-30
DYCO OIL & GAS PROGRAM 1981-2
filed 2000-08-03
CIK 702403

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2000                                 0-10478



                       DYCO OIL AND GAS PROGRAM 1981-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1411952
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)


Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2000            1999
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $  6,032        $  4,991
   Accrued oil and gas sales                       163,756          61,205
                                                  --------        --------
      Total current assets                        $169,788        $ 66,196

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            264,896         229,994

DEFERRED CHARGE                                     41,174          41,174
                                                  --------        --------
                                                  $475,858        $337,364
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  7,501        $  4,795
   Payable to General Partner (Note 2)             115,000         207,000
   Gas imbalance payable                               825             825
                                                  --------        --------
      Total current liabilities                   $123,326        $212,620

ACCRUED LIABILITY                                 $ 40,141        $ 40,141

PARTNERS' CAPITAL:
   General Partner, 74 general
      partner units                               $  3,125        $    847
   Limited Partners, issued and
      outstanding, 6,000 Units                     309,266          83,756
                                                  --------        --------
      Total Partners' capital                     $312,391        $ 84,603
                                                  --------        --------
                                                  $475,858        $337,364
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                   2000             1999
                                                 --------         --------

REVENUES:
   Oil and gas sales                             $256,961          $77,613
   Interest                                             4              905
                                                 --------          -------
                                                 $256,965          $78,518

COSTS AND EXPENSES:
   Oil and gas production                        $ 38,469          $28,977
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    9,547            5,313
   General and administrative
      (Note 2)                                     12,472           12,923
                                                 --------          -------
                                                 $ 60,488          $47,213
                                                 --------          -------

NET INCOME                                       $196,477          $31,305
                                                 ========          =======
GENERAL PARTNER (1%) - net income                $  1,965          $   313
                                                 ========          =======
LIMITED PARTNERS (99%) - net income              $194,512          $30,992
                                                 ========          =======
NET INCOME PER UNIT                              $  32.35          $  5.16
                                                 ========          =======
UNITS OUTSTANDING                                   6,074            6,074
                                                 ========          =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                   2000             1999
                                                 --------         ---------

REVENUES:
   Oil and gas sales                             $348,185          $137,125
   Interest                                            13             1,643
                                                 --------          --------
                                                 $348,198          $138,768

COSTS AND EXPENSES:
   Oil and gas production                        $ 68,046          $ 60,838
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   19,967            12,880
   General and administrative
      (Note 2)                                     32,397            36,151
                                                 --------          --------
                                                 $120,410          $109,869
                                                 --------          --------

NET INCOME                                       $227,788          $ 28,899
                                                 ========          ========
GENERAL PARTNER (1%) - net income                $  2,278          $    289
                                                 ========          ========
LIMITED PARTNERS (99%) - net income              $225,510          $ 28,610
                                                 ========          ========
NET INCOME PER UNIT                              $  37.50          $   4.76
                                                 ========          ========
UNITS OUTSTANDING                                   6,074             6,074
                                                 ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000               1999
                                                --------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $227,788           $ 28,899
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                19,967             12,880
      Increase in accrued oil and
        gas sales                              ( 102,551)         (     332)
      Increase (decrease) in accounts
        payable                                    2,706          (     460)
      Decrease in payable to General
        Partner                                (  92,000)                 -
                                                --------           --------
   Net cash provided by operating
      activities                                $ 55,910           $ 40,987
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                        $  5,074           $      -
   Additions to oil and gas
      properties                               (  59,943)         (   1,134)
                                                --------           --------
   Net cash used by investing
      activities                               ($ 54,869)         ($  1,134)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                $      -           $      -
                                                --------           --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  1,041           $ 39,853

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             4,991             61,066
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  6,032           $100,919
                                                ========           ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and changes in cash flows for the six months ended June 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. During the six months ended June 30, 2000, the Program paid recompletion costs of $59,943 on the Brown No. 1-14 well located in Beckham County, Oklahoma and the Cisco Federal #3 well located in Grand
      County, Utah in which the Program owns interests of 22.76% and 22.00%, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $12,472 and $12,923, respectively, of which $11,016 and $11,988, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $32,397 and $36,151, respectively, of which $22,032 and $23,976, respectively, were paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

      The payables to General Partner at June 30, 2000 and December 31, 1999 represent cash advances from Dyco. These advances were necessary to pay for the purchase of reserves during 1999 on the Yowell No. 1-26 well in which the Program had produced significantly more than its share of gas and recompletion costs on the Brown #1-14 and Cisco Federal No. 3 wells.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. The General Partner does not anticipate any further material capital resource commitments in the future. However, during 1999 the Program purchased gas reserves from Burlington Resources on one well in which the Program had produced significantly more than its share of gas. In addition, during the six months ended June 30, 2000, the Program paid costs of $59,943 for a successful recompletion of the Brown No. 1-14 well located in Beckham County, Oklahoma and an unsuccessful recompletion attempt of the Cisco Federal No. 3 well located in Grand County, Utah in which the Program owns interests of 22.76% and 22.00%, respectively. In connection with these expenditures, the Program has received temporary cash advances from the General Partner. These expenditures and resulting cash advances will continue to eliminate cash available for cash distribution until the advances are repaid. Management currently expects the advances to be fully repaid within five months. The Program anticipates no other debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2000            1999
                                                  --------         -------
      Oil and gas sales                           $256,961         $77,613
      Oil and gas production expenses             $ 38,469         $28,977
      Barrels produced                               1,498             318
      Mcf produced                                  60,569          38,316
      Average price/Bbl                           $  26.85         $ 13.03
      Average price/Mcf                           $   3.58         $  1.92

      As shown in the table above, total oil and gas sales increased $179,348 (231.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $21,000 and $101,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $43,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 1,180 barrels and 22,253 Mcf, respectively for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increases in volumes of oil and gas sold were primarily due to the successful recompletion of one well during the first quarter of 2000. Average oil and gas prices increased to $26.85 per barrel and $3.58 per Mcf, respectively, for the three months ended June 30, 2000 from $13.03 per barrel and $1.92 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,492 (32.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales and an increase in pipeline compression charges on the well successfully recompleted during the first quarter of 2000. These increases were partially offset by legal fees incurred on one well during the three months ended June 30, 1999 related to a gas balancing and collections matter initiated by the operator of that well. As a percentage of oil and gas sales, these expenses decreased to 15.0% for the three months ended June 30, 2000 from 37.3% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,234 (79.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) the increases in volumes of oil and gas sold and (ii) an increase in depletable oil and gas properties due to the purchase of reserves during the fourth quarter of 1999 and recompletion costs incurred on two wells during the first quarter of 2000. As a percentage of oil and gas sales, this expense decreased to 3.7% for the three months ended June 30, 2000 from 6.8% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $451 (3.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 4.9% for the three months ended June 30, 2000 from 16.7% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $348,185        $137,125
      Oil and gas production expenses             $ 68,046        $ 60,838
      Barrels produced                               1,648             522
      Mcf produced                                  97,691          74,540
      Average price/Bbl                           $  26.70        $  11.54
      Average price/Mcf                           $   3.11        $   1.76

      As shown in the table above,  total oil and gas sales  increased  $211,060
      (153.9%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $25,000 and $132,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $41,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 1,126 barrels and 23,151 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increases in volumes of oil and gas sold were primarily due to the successful recompletion of one well during the first quarter of 2000. Average oil and gas prices increased to $26.70 per barrel and $3.11 per Mcf, respectively, for the six months ended June 30, 2000 from $11.54 per barrel and $1.76 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,208 (11.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales and an increase in pipeline compression charges on the well successfully recompleted during the first quarter of 2000. These increases were partially offset by legal fees incurred on one well during the six months ended June 30, 1999 related to a gas balancing and collections matter initiated by the operator of that well. As a percentage of oil and gas sales, these expenses decreased to 19.5% for the six months ended June 30, 2000 from 44.4% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,087 (55.0%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) the increases in volumes of oil and gas sold and (ii) an increase in depletable oil and gas properties due to the purchase of reserves during the fourth quarter of 1999 and recompletion costs incurred on two wells during the first quarter of 2000. As a percentage of oil and gas sales, this expense decreased to 5.7% for the six months ended June 30, 2000 from 9.4% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,754 (10.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 9.3% for the six months ended June 30, 2000 from 26.4% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 3, 2000        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 3, 2000        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.