Form 10-Q
period 2000-09-30
DYCO OIL & GAS PROGRAM 1981-2
filed 2000-11-08
CIK 702403

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                          Commission File Number
 September 30, 2000                                    0-10478



                       DYCO OIL AND GAS PROGRAM 1981-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                               41-1411952
(State or other jurisdiction          (I.R.S. Employer Identification
   of incorporation or                             Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                              September 30,    December 31,
                                                   2000            1999
                                              -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $105,606        $  4,991
   Accrued oil and gas sales                       174,600          61,205
                                                  --------        --------
      Total current assets                        $280,206        $ 66,196

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            250,499         229,994

DEFERRED CHARGE                                     41,174          41,174
                                                  --------        --------
                                                  $571,879        $337,364
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  7,579        $  4,795
   Payable to General Partner (Note 2)                   -         207,000
   Gas imbalance payable                               825             825
                                                  --------        --------
      Total current liabilities                   $  8,404        $212,620

ACCRUED LIABILITY                                 $ 40,141        $ 40,141

PARTNERS' CAPITAL:
   General Partner, 74 general
      partner units                               $  5,234        $    847
   Limited Partners, issued and
      outstanding, 6,000 Units                     518,100          83,756
                                                  --------        --------
      Total Partners' capital                     $523,334        $ 84,603
                                                  --------        --------
                                                  $571,879        $337,364
                                                  ========        ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                   2000             1999
                                                 --------         --------

REVENUES:
   Oil and gas sales                             $286,360         $105,972
   Interest                                           114            1,222
                                                 --------         --------
                                                 $286,474         $107,194

COSTS AND EXPENSES:
   Oil and gas production                        $ 46,782         $ 28,338
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   14,421            5,017
   General and administrative
      (Note 2)                                     14,328           13,857
                                                 --------         --------
                                                 $ 75,531         $ 47,212
                                                 --------         --------

NET INCOME                                       $210,943         $ 59,982
                                                 ========         ========
GENERAL PARTNER (1%) - net income                $  2,109         $    600
                                                 ========         ========
LIMITED PARTNERS (99%) - net income              $208,834         $ 59,382
                                                 ========         ========
NET INCOME PER UNIT                              $  34.73         $   9.87
                                                 ========         ========
UNITS OUTSTANDING                                   6,074            6,074
                                                 ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                   2000             1999
                                                 --------         ---------

REVENUES:
   Oil and gas sales                             $634,545          $243,097
   Interest                                           127             2,865
                                                 --------          --------
                                                 $634,672          $245,962

COSTS AND EXPENSES:
   Oil and gas production                        $114,828          $ 89,176
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   34,388            17,897
   General and administrative
      (Note 2)                                     46,725            50,008
                                                 --------          --------
                                                 $195,941          $157,081
                                                 --------          --------

NET INCOME                                       $438,731          $ 88,881
                                                 ========          ========
GENERAL PARTNER (1%) - net income                $  4,387          $    889
                                                 ========          ========
LIMITED PARTNERS (99%) - net income              $434,344          $ 87,992
                                                 ========          ========
NET INCOME PER UNIT                              $  72.23          $  14.63
                                                 ========          ========
UNITS OUTSTANDING                                   6,074             6,074
                                                 ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000               1999
                                                --------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $438,731           $ 88,881
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                34,388             17,897
      Increase in accrued oil and
        gas sales                              ( 113,395)         (  14,198)
      Increase (decrease) in accounts
        payable                                    2,784          (   2,531)
      Decrease in payable to General
        Partner                                ( 207,000)                 -
                                                --------           --------
   Net cash provided by operating
      activities                                $155,508           $ 90,049
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                        $  5,074           $      -
   Additions to oil and gas
      properties                               (  59,967)         (   1,134)
                                                --------           --------
   Net cash used by investing
      activities                               ($ 54,893)         ($  1,134)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $      -          ($121,480)
                                                --------           --------
   Net cash used by financing
      activities                                $      -          ($121,480)
                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $100,615          ($ 32,565)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             4,991             61,066
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $105,606           $ 28,501
                                                ========           ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. During the nine months ended September 30, 2000, the Program paid recompletion costs of $59,967 on the Brown No. 1-14 well located in Beckham County, Oklahoma and the Cisco Federal #3 well located in Grand
      County, Utah in which the Program owns working interests of 22.76% and 22.00%, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange

      Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $14,328 and $13,857, respectively, of which $11,016 and $11,988, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $46,725 and $50,008, respectively, of which $33,048 and $35,964, respectively, were paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

      The payable to General Partner at December 31, 1999 represents a cash advance from Dyco. This advance was necessary to pay for the purchase of reserves during 1999 on the Yowell No. 1-26 well in which the Program had produced significantly more than its share of gas.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. The General Partner does not anticipate any further material capital resource commitments in the future. However, during 1999 the Program purchased gas reserves from Burlington Resources on one well in which the Program had produced significantly more than its share of gas. In addition, during the nine months ended June 30, 2000, the Program paid costs of $59,967 for a successful recompletion of the Brown No. 1-14 well located in Beckham County, Oklahoma and an unsuccessful recompletion attempt of the Cisco Federal No. 3 well located in Grand County, Utah in which the Program owns working interests of 22.76% and 22.00%, respectively. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $286,360        $105,972
      Oil and gas production expenses             $ 46,782        $ 28,338
      Barrels produced                                 826             146
      Mcf produced                                  61,796          44,780
      Average price/Bbl                           $  30.33        $  18.40
      Average price/Mcf                           $   4.23        $   2.31

      As shown in the table above, total oil and gas sales increased $180,388 (170.2%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $119,000 was related to an increase in the average price of gas sold and approximately $39,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 680 barrels and 17,016 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increases in volumes of oil and gas sold were primarily due to the successful recompletion of one well during the first quarter of 2000. Average oil and gas prices increased to $30.33 per barrel and $4.23 per Mcf, respectively, for the three months ended September 30, 2000 from $18.40 per barrel and $2.31 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,444 (65.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in pipeline compression charges on the well successfully recompleted during the first quarter of 2000. As a percentage of oil and gas sales, these expenses decreased to 16.3% for the three months ended September 30, 2000 from 26.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $9,404 (187.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) the decreased dollar amount of depreciation, depletion, and amortization during the third quarter of 1999 which resulted from the significant increases in oil and gas prices used in the valuation of reserves at September 30, 1999 as compared to June 30, 1999 and (ii) an increase in depletable oil and gas properties due to the purchase of reserves during the fourth quarter of 1999 on one well and recompletion costs incurred on two wells during the first quarter of 2000. As a percentage of oil and gas sales, this expense increased to 5.0% for the three months ended September 30, 2000 from 4.7% for the three months ended September 30, 1999.

      General and administrative expenses increased $471 (3.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 5.0% for the three months ended September 30, 2000 from 13.1% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $634,545        $243,097
      Oil and gas production expenses             $114,828        $ 89,176
      Barrels produced                               2,474             668
      Mcf produced                                 159,487         119,320
      Average price/Bbl                           $  27.92        $  13.04
      Average price/Mcf                           $   3.55        $   1.96

      As shown in the table above, total oil and gas sales increased $391,448 (161.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $252,000 was related to an increase in the average price of gas sold and approximately $79,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 1,806 barrels and 40,167 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increases in volumes of oil and gas sold were primarily due to the successful recompletion of one well during the first quarter of 2000. Average oil and gas prices increased to $27.92 per barrel and $3.55 per Mcf, respectively, for the nine months ended September 30, 2000 from $13.04 per barrel and $1.96 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $25,652 (28.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in pipeline compression charges on the well successfully recompleted during the first quarter of 2000. These increases were partially offset by legal fees incurred on one well during the nine months ended September 30, 1999 related to a gas balancing and collections matter initiated by the operator of that well. As a percentage of oil and gas sales, these expenses decreased to 18.1% for the nine months ended September 30, 2000 from 36.7% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $16,491 (92.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to increases (i) volumes of oil and gas sold and (ii) depletable oil and gas properties due to the purchase of reserves during the fourth quarter of 1999 on one well and recompletion costs incurred on two wells during the first quarter of 2000. As a percentage of oil and gas sales, this expense decreased to 5.4% for the nine months ended September 30, 2000 from 7.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,283 (6.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 7.4% for the nine months ended September 30, 2000 from 20.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                                    DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 8, 2000             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 8, 2000             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-2 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.