Form 10-K405
period 2000-12-31
DYCO OIL & GAS PROGRAM 1981-2
filed 2001-03-28
CIK 702403

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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


                               TABLE OF CONTENTS

PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................11
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......11
PART II.....................................................................11
      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................11
      ITEM 6.     SELECTED FINANCIAL DATA...................................12
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................14
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................19
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............20
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................34
PART III....................................................................34
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........34
      ITEM 11.    EXECUTIVE COMPENSATION....................................35
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................38
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............38
PART IV.....................................................................40
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................40
      SIGNATURES............................................................42

                                     PART I


ITEM 1.     BUSINESS

      General

      The Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program") is a Minnesota limited partnership engaged in the production of oil and gas. The Program commenced operations on June 1, 1981 with the primary financial objective of investing its limited partners' subscriptions in the drilling of oil and gas prospects and then distributing to its limited partners all available cash flow from the Program's on-going production operations. Dyco Petroleum Corporation ("Dyco") serves as the General Partner of the Program. Samson Resources Company, an affiliate of Dyco, currently owns more than one-half of the Program's Units of limited partnership interest, making the Program a 50% subsidiary of Samson Resources Company. See "Item 2. Properties" for a description of the Program's reserves and properties.

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000, Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and Samson. As of February 15, 2001, Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. - Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 89.0% of the Program's oil and gas sales during the year ended December 31, 2000. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Program's principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Program. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The Program's revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Program's profitability) depend on a number of factors that are beyond the control of the Program. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.


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


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 2000.

                              Well Statistics(1)
                            As of December 31, 2000

                  Gross productive wells(2):
                     Oil                                 -
                     Gas                                15
                                                        --
                        Total                           15

                  Net productive wells(3):
                     Oil                                 -
                     Gas                              1.82
                                                      ----
                        Total                         1.82

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


      Drilling Activities

      The Program did not participate in any drilling activities during the year ended December 31, 2000.

      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.


                              Net Production Data

                                               Year Ended December 31,
                                         -----------------------------------
                                           2000         1999          1998
                                         --------     --------      --------
Production:
   Oil (Bbls)(1)                            3,136          781           814
   Gas (Mcf)(2)                           213,939      159,015       147,505

Oil and gas sales:
   Oil                                   $ 89,313     $ 11,156      $  8,525
   Gas                                    855,493      332,512       277,276
                                          -------      -------       -------
      Total                              $944,806     $343,668      $285,801
                                          =======      =======       =======
Total direct operating
  expenses (3)                           $170,688     $123,529      $167,970
                                          =======      =======       =======

Direct operating expenses as a
   percentage of oil and gas sales          18.1%        35.9%         58.8%

Average sales price:
   Per barrel of oil                       $28.48       $14.28        $10.47
   Per Mcf of gas                            4.00         2.09          1.88

Direct operating expenses per
   equivalent Mcf of gas(4)                $  .73       $  .75        $ 1.10

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

      Proved Reserves and Net Present Value

      The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2000. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The high oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves, as well as the value placed on said reserves, to be substantially higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these prices would result in a corresponding reduction in the estimate of remaining reserves. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 2000 will actually be realized for such production. Dyco believes that it is unlikely that prices will remain at their current high levels.

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


                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                          As of December 31, 2000 (1)

            Estimated proved reserves:
               Gas (Mcf)                               1,326,160
               Oil and liquids (Bbls)                      8,215

            Net present value
               (discounted at 10% per annum)          $5,899,407
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


      Significant Properties

      As of December 31, 2000, the Program's properties consist of 15 gross (1.82 net) productive wells. The Program also owns a non-working interest in an additional 6 wells. Affiliates of the Program operate 8 (38%) of its total wells. All of the Program's properties are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.


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

      There were no matters submitted to a vote of the limited partners during 2000.


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

                                    Repurchase            Cash
                                       Price          Distributions
                                    ----------        -------------

            1999:
               First Quarter           $101                $ -
               Second Quarter           101                  -
               Third Quarter            124                 20
               Fourth Quarter           104                  -

            2000:
               First Quarter           $104                $ -
               Second Quarter           104                  -
               Third Quarter            134                  -
               Fourth Quarter           134                 35

            2001:
               First Quarter           $ 99                $45



      As of March 1, 2001, the Program has 6,000 Units outstanding and approximately 1,600 Limited Partners of record.



ITEM 6.     SELECTED FINANCIAL DATA


      The following table presents selected financial data for the Program. This data should be read in conjunction with the financial statements of the Program, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."





                                          Selected Financial Data

                                                                    December 31,
                                          --------------------------------------------------------------
                                            2000          1999         1998          1997         1996
                                          --------      --------     --------      --------     --------
Summary of Operations:
     Oil and gas sales                    $944,806      $343,668     $285,801      $474,986     $458,802
     Total revenues                        947,326       346,769      290,756       482,230      472,730

     Lease operating expenses              104,089        99,393      148,997       147,127       77,241
     Production taxes                       66,599        24,136       18,973        36,012       32,630
     General and administrative
        expenses                            59,236        63,168       63,410        68,991       65,425
     Depreciation, depletion, and
        amortization of oil and gas
        properties                          25,112        40,715       27,523        50,901       28,657

     Net income                            692,290       119,357       31,853       179,199      268,777
        per Unit                            113.98         19.65         5.24         29.50        44.25
     Cash distributions                    212,590       121,480      121,480       455,550      182,220
        per Unit                                35            20           20            75           30

Summary Balance Sheet Data:
     Total assets                          601,328       337,364      269,656       363,453      586,573
     Partners' capital                     564,303        84,603       86,726       176,353      452,704


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Program's revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Program's profitability) depend on a number of factors that are beyond the control of the Program. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.

      Results of Operations

                     Year Ended December 31, 2000 Compared
                         to Year Ended December, 1999
                     -------------------------------------

      Total oil and gas sales increased $601,138 (174.9%) in 2000 as compared to 1999. Of this increase, approximately $408,000 was related to an increase in the average price of gas sold and approximately $115,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 2,355 barrels and 54,924 Mcf, respectively, in 2000 as compared to 1999. The increases in volumes of oil and gas sold were primarily due to the successful recompletion of one well during the first quarter of 2000. Average oil and gas prices increased to $28.48 per barrel and $4.00 per Mcf, respectively, in 2000 from $14.28 per barrel and $2.09 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $47,159 (38.2%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on one well during 2000 in order to improve the recovery of reserves, and (iii) an increase in pipeline compression charges on the well successfully recompleted during the first quarter of 2000. These increases were partially offset by (i) legal fees incurred on one well during 1999 related to a gas balancing and collections matter initiated by the operator of that well and (ii) the sale of one well during 2000. As a percentage of oil and gas sales, these expenses decreased to 18.1% in 2000 from 35.9% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,603 (38.3%) in 2000 as compared to 1999. This decrease was primarily due to (i) increases in the oil and gas prices used in the valuation of reserves at December 31, 2000 as compared to December 31, 1999 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. The decrease caused by these factors was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.7% in 2000 from 11.8% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion and amortization.

      General and administrative expenses decreased $3,932 (6.2%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 6.3% in 2000 from 18.4% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

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

Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 2000 production levels for future years, the Program's proved reserve quantities at December 31, 2000 would have remaining lives of approximately 6.2 years for gas reserves and 2.6 years for oil reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

      The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. However, during 2000 the Program incurred capital costs of $60,225 primarly related to the successful recompletion of the Brown No. 1-14 well. During 1999 the Program paid $289,553, net of taxes, for the purchase of gas reserves from Burlington Resources (of which $158,361 was recorded to oil and gas properties and $131,192 was used to reduce the accrued liability for lease operating expenses) which was related to the Yowell No. 1-26 well in which the Program had produced significantly more than its share of gas. These reserves were purchased in order to assist the Program in reducing its gas imbalance liability on this well. In addition, during 1998 the Program participated in successfully drilling the Lemasters No. 1-19 well and incurred capital costs of $26,182 relating to this drilling activity. These expenditures by the Program may reduce or eliminate cash available for a particular quarterly cash distribution. In connection with the 1999 expenditure, the Program received a temporary advance from the General Partner. This advance was fully repaid during 2000. The Program has no other debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

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

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Program does not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1981-2 Limited Partnership, a Minnesota limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 21, 2001

                           DYCO OIL AND GAS PROGRAM
                          1981-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2000 and 1999


                                    ASSETS
                                    ------
                                                       2000           1999
                                                     --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                         $128,567       $  4,991
   Accrued oil and gas sales                          184,787         61,205
                                                      -------        -------
   Total current assets                              $313,354       $ 66,196

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                   256,599        229,994

DEFERRED CHARGE                                        31,375         41,174
                                                      -------        -------
                                                     $601,328       $337,364
                                                      =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                  $  5,428       $  4,795
   Payable to General Partner (Note 2)                   -           207,000
   Gas imbalance payable                                 -               825
                                                      -------        -------
      Total current liabilities                      $  5,428       $212,620

ACCRUED LIABILITY                                    $ 31,597       $ 40,141

PARTNERS' CAPITAL:
   General Partner, 74 general
      partner units                                  $  5,644       $    847
   Limited Partners, issued and
      outstanding, 6,000 Units                        558,659         83,756
                                                      -------        -------
      Total Partners' Capital                        $564,303       $ 84,603
                                                      -------        -------
                                                     $601,328       $337,364
                                                      =======        =======





                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1981-2 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998


                                              2000        1999        1998
                                            --------    --------    --------
REVENUES:
   Oil and gas sales                        $944,806    $343,668    $285,801
   Interest                                    2,520       3,101       4,955
                                             -------     -------     -------
                                            $947,326    $346,769    $290,756

COSTS AND EXPENSES:
   Lease operating                          $104,089    $ 99,393    $148,997
   Production taxes                           66,599      24,136      18,973
   Depreciation, depletion, and
      amortization of oil and
      gas properties                          25,112      40,715      27,523
   General and administrative                 59,236      63,168      63,410
                                             -------     -------     -------
                                            $255,036    $227,412    $258,903
                                             -------     -------     -------
NET INCOME                                  $692,290    $119,357    $ 31,853
                                             =======     =======     =======

GENERAL PARTNER (1%) - NET INCOME           $  6,923    $  1,194    $    319
                                             =======     =======     =======

LIMITED PARTNERS (99%) - NET INCOME         $685,367    $118,163    $ 31,534
                                             =======     =======     =======

NET INCOME per Unit                         $ 113.98    $  19.65    $   5.24
                                             =======     =======     =======

UNITS OUTSTANDING                              6,074       6,074       6,074
                                             =======     =======     =======


                    The accompanying notes are an integral
                      part of these financial statements

                           DYCO OIL AND GAS PROGRAM
                          1981-2 LIMITED PARTNERSHIP
                  Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2000, 1999, and 1998


                                          General     Limited
                                          Partner     Partners      Total
                                         --------    ----------   ----------

Balances at Dec. 31, 1997                 $1,764      $174,589     $176,353
   Cash distributions                    ( 1,215)    ( 120,265)   ( 121,480)
   Net income                                319        31,534       31,853
                                           -----       -------      -------

Balances at Dec. 31, 1998                 $  868      $ 85,858     $ 86,726
   Cash distributions                    ( 1,215)    ( 120,265)   ( 121,480)
   Net income                              1,194       118,163      119,357
                                           -----       -------      -------

Balances at Dec. 31, 1999                 $  847      $ 83,756     $ 84,603
   Cash distributions                    ( 2,126)    ( 210,464)   ( 212,590)
   Net income                              6,923       685,367      692,290
                                           -----       -------      -------

Balances at Dec. 31, 2000                 $5,644      $558,659     $564,303
                                           =====       =======      =======


                    The accompanying notes are an integral
                      part of these financial statements




                                 DYCO OIL AND GAS PROGRAM
                                1981-2 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                                  2000            1999           1998
                                               ----------      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $692,290        $119,357       $ 31,853
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties                        25,112          40,715         27,523
      (Increase) decrease in
        accrued oil and gas sales              ( 123,582)      (  11,414)        21,996
      (Increase) decrease in
        deferred charge                            9,799           6,324      (   8,318)
      Increase (decrease) in
        accounts payable                             633       (   4,886)     (  30,609)
      Increase (decrease) in payable
        to General Partner                     ( 207,000)        207,000           -
      Decrease in gas
       imbalance payable                       (     825)      (   1,860)     (  17,906)
      Increase (decrease) in
        accrued liability                      (   8,544)      ( 130,423)        44,345
                                                 -------         -------        -------
   Net cash provided by operating
      activities                                $387,883        $224,813       $ 68,884
                                                 -------         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                        $  8,508        $     86       $ 22,992
   Additions to oil and gas
      properties                               (  60,225)      ( 159,494)     (  26,182)
                                                 -------         -------        -------
   Net cash used by investing
      activities                               ($ 51,717)      ($159,408)     ($  3,190)
                                                 -------         -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($212,590)      ($121,480)     ($121,480)
                                                 -------         -------        -------
   Net cash used by financing
     activities                                ($212,590)      ($121,480)     ($121,480)
                                                 -------         -------        -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         $123,576       ($ 56,075)     ($ 55,786)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             4,991          61,066        116,852
                                                 -------         -------        -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $128,567        $  4,991       $ 61,066
                                                 =======         =======        =======


                          The accompanying notes are an integral
                            part of these financial statements

              DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 1, 1981. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 3,064 (51.1%) of the Program's Units at December 31, 2000.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. During 2000 the Program incurred capital costs of $60,225 primarily related to the recompletion of the Brown No. 1-14 well. During 1999 the Program purchased reserves in the amount of $158,361 (207,777 Mcf), net of accrued liability, on the Yowell No. 1-26 well in which the Program had produced significantly more than its share of gas. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2000, 1999, and 1998, were $0.11, $0.25, and
      $0.18, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2000 and 1999 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 71,306 Mcf, resulting in prepaid lease operating expenses of $31,375. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 72,965 Mcf, resulting in prepaid lease operating expenses of $41,174.


      Payable to General Partner

            The Payable to General Partner at December 31, 1999 represents a cash advance from Dyco, which was repaid during 2000. This advance was necessary to pay for the purchase of reserves at $1.50 per Mcf on the Yowell No. 1-26 well in which the Program had produced significantly more than its share of gas.

      Accrued Liability

            The Accrued Liability at December 31, 2000 and 1999 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 71,812 Mcf, resulting in accrued lease operating expenses of $31,597. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 71,134 Mcf, resulting in accrued lease operating expenses of $40,141.


      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1999, total sales exceeded the Program's share of estimated total gas reserves on one well by $825 (550
      Mcf). No such liability was recorded at December 31, 2000.


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


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements. During 2000, upon Samson Resources Company's ownership of Units first exceeding 50% and as required by IRS Regulations, the Program's tax year was changed from January 1/December 31 in order to coincide with Samson's tax year of July 1/June 30.


2.    TRANSACTIONS WITH RELATED PARTIES

            The Program obtained an operating advance from the General Partner during the fourth quarter of 1999 due to the purchase of reserves on one well, which was repaid during 2000.

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2000, 1999, and 1998, such expenses totaled $59,236, $63,168, and $63,410, respectively, of which $44,064, $47,952, and $47,952, respectively, were paid each year to Dyco and its affiliates.

            Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.



3.    MAJOR CUSTOMERS

            The following purchaser individually accounted for more than 10% of the combined oil and gas sales of the Program for the years ended December 31, 2000, 1999, and 1998:

            Purchaser                     2000        1999        1998
            ---------                     -----       -----       -----

            El Paso Energy
              Marketing Company           89.0%       94.0%       93.0%

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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:

                                                      December 31,
                                            -------------------------------
                                                 2000              1999
                                            -------------     -------------
      Proved properties                      $39,984,614       $39,932,897


      Less accumulated depreciation,
      depletion, amortization, and
      valuation allowance                   ( 39,728,015)     ( 39,702,903)
                                              ----------        ----------

      Net oil and gas properties             $   256,599       $   229,994
                                              ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas exploration costs during 2000, 1999, and 1998. During 2000, 1999, and 1998 the Program incurred oil and gas property acquisition (purchase of reserves) and development costs as follows:

                                                       December 31,
                                             -------------------------------
                                               2000        1999       1998
                                             -------     --------    -------

           Acquisition costs,
               net of accrued
               liability                     $  -        $158,361    $   -
           Development costs                  60,225        1,133     26,182



      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 2000, 1999, and 1998. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.




                                        2000                      1999                     1998
                                --------------------       ------------------      --------------------
                                  Oil         Gas            Oil        Gas          Oil         Gas
                                (Bbls)       (Mcf)         (Bbls)      (Mcf)       (Bbls)       (Mcf)
                                -------   ----------       ------- ----------      -------     --------
Proved reserves,
   beginning of year             3,466     1,183,265       3,145       943,531      3,443      836,740

Revisions of previous
   estimates                       885        83,136       1,102       190,972        389      237,927

Sales of reserves               (1,179)   (   23,805)       -             -           -       ( 16,025)

Purchase of reserves              -             -           -          207,777        -            -

Extensions and
   discoveries                   8,179       297,503        -             -           127       32,394

Production                      (3,136)   (  213,939)     (  781)   (  159,015)    (  814)    (147,505)
                                 -----     ---------       -----     ---------      -----      -------
Proved reserves,
   end of year                   8,215     1,326,160       3,466     1,183,265      3,145      943,531
                                 =====     =========       =====     =========      =====      =======
Proved developed reserves:
   Beginning of year             3,466     1,183,265       3,145       943,531      3,443      836,740
                                 -----     ---------       -----     ---------      -----      -------
   End of year                   8,215     1,326,160       3,466     1,183,265      3,145      943,531
                                 =====     =========       =====     =========      =====      =======

            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2000 using oil and gas prices of $23.82 per barrel and $8.86 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:





                                         Dyco 1981-2 Program
                                         -------------------

                                                            2000
                              ---------------------------------------------------------------
                                First            Second             Third            Fourth
                               Quarter           Quarter           Quarter           Quarter
                              ---------         ---------         ---------         ---------
Total Revenues                 $91,233          $256,965          $286,474          $312,654
Gross Profit (1)                61,656           218,496           239,692           256,794
Net Income                      31,311           196,477           210,943           253,559
Limited Partners'
   Net Income
   Per Unit                       5.15             32.35             34.73             41.75




                                                            1999
                              ---------------------------------------------------------------
                                First            Second             Third            Fourth
                               Quarter           Quarter           Quarter           Quarter
                              ---------         ---------         ---------         ---------

Total Revenues                $ 60,250          $ 78,518          $107,194          $100,807
Gross Profit (1)                28,389            49,541            78,856            66,454
Net Income (Loss)            (   2,406)           31,305            59,982            30,476
Limited Partners'
   Net Income (Loss)         (     .40)             5.16              9.87              5.02
   Per Unit

------------------------
(1) Total revenues less oil and gas production expenses.

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


            NAME              AGE             POSITION WITH DYCO
      ----------------        ---      --------------------------------
      Dennis R. Neill          49      President and Director

      Patrick M. Hall          42      Chief Financial Officer

      Judy K. Fox              50      Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Program and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2000:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 2000


   Type of Compensation/Reimbursement(1)                 Expense
   -------------------------------------        ----------------------------
                                                 2000       1999      1998
                                                -------    -------   -------
   Compensation:
      Operations                                  (2)        (2)       (2)


   Reimbursements:
      General and Administrative,
         Geological, and Engineering
         Expenses and Direct
         Expenses(3)                            $44,064    $47,952   $47,952

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2000:





                                                  Salary Reimbursement
                                           Three Years Ended December 31, 2000

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                   Awards              Payouts
                                -------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            1998      -           -           -           -              -            -           -
                        1999      -           -           -           -              -            -           -
                        2000      -           -           -           -              -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $28,378       -           -           -              -            -           -
                        1999    $29,289       -           -           -              -            -           -
                        2000    $26,152       -           -           -              -            -           -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Program's Units as of March 1, 2001 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                        Number of
                                                          Units
                                                       Beneficially
                                                     Owned (Percent
             Beneficial Owner                        of Outstanding)
      -------------------------------              --------------------

      Samson Resources Company                        3,065   (51.1%)

      All directors, officers, and
         affiliates of Dyco as a group
         and Dyco (5 persons)                         3,065   (51.1%)


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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 51% of the Program's outstanding Units as of March 1, 2001. The Program Agreement permits Resources to independently vote its Units. Resources' majority Unit ownership will determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Program as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 are filed as part of this report:

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


                  ------------------
                  *  Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 2000.

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

                                    DYCO OIL AND GAS PROGRAM 1981-2
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                          March 28, 2001


                                    By:   /s/ Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/ Dennis R. Neill         President and              March 28, 2001
     -------------------         Director (Principal
        Dennis R. Neill          Executive Officer)

     /s/ Patrick M. Hall         Chief Financial            March 28, 2001
     -------------------         Officer (Principal
        Patrick M. Hall          Financial and
                                 Accounting Officer)

     /s/ Judy K. Fox             Secretary                  March 28, 2001
     -------------------
        Judy K. Fox

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



------------------
*  Filed herewith.