Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1981-2
filed 2001-08-08
CIK 702403

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2001                                 0-10478



                       DYCO OIL AND GAS PROGRAM 1981-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1411952
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2001            2000
                                                -----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 18,275        $128,567
   Accrued oil and gas sales                       125,569         184,787
                                                  --------        --------
      Total current assets                        $143,844        $313,354

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            272,411         256,599

DEFERRED CHARGE                                     31,375          31,375
                                                  --------        --------
                                                  $447,630        $601,328
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  4,946        $  5,428
                                                  --------        --------
      Total current liabilities                   $  4,946        $  5,428

ACCRUED LIABILITY                                 $ 31,597        $ 31,597

PARTNERS' CAPITAL:
   General Partner, 74 general
      partner units                               $  4,112        $  5,644
   Limited Partners, issued and
      outstanding, 6,000 Units                     406,975         558,659
                                                  --------        --------
      Total Partners' capital                     $411,087        $564,303
                                                  --------        --------
                                                  $447,630        $601,328
                                                  ========        ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                                 --------         --------

REVENUES:
   Oil and gas sales                             $201,674         $256,961
   Interest                                         2,274                4
                                                 --------         --------
                                                 $203,948         $256,965

COSTS AND EXPENSES:
   Oil and gas production                        $ 29,225         $ 38,469
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   31,023            9,547
   General and administrative
      (Note 2)                                     12,620           12,472
                                                 --------         --------
                                                 $ 72,868         $ 60,488
                                                 --------         --------

NET INCOME                                       $131,080         $196,477
                                                 ========         ========
GENERAL PARTNER (1%) - net income                $  1,311         $  1,965
                                                 ========         ========
LIMITED PARTNERS (99%) - net income              $129,769         $194,512
                                                 ========         ========
NET INCOME PER UNIT                              $  21.59         $  32.35
                                                 ========         ========
UNITS OUTSTANDING                                   6,074            6,074
                                                 ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                                 --------         --------

REVENUES:
   Oil and gas sales                             $569,750         $348,185
   Interest                                         4,711               13
                                                 --------         --------
                                                 $574,461         $348,198

COSTS AND EXPENSES:
   Oil and gas production                        $ 68,551         $ 68,046
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   47,634           19,967
   General and administrative
      (Note 2)                                     34,462           32,397
                                                 --------         --------
                                                 $150,647         $120,410
                                                 --------         --------

NET INCOME                                       $423,814         $227,788
                                                 ========         ========
GENERAL PARTNER (1%) - net income                $  4,238         $  2,278
                                                 ========         ========
LIMITED PARTNERS (99%) - net income              $419,576         $225,510
                                                 ========         ========
NET INCOME PER UNIT                              $  69.78         $  37.50
                                                 ========         ========
UNITS OUTSTANDING                                   6,074            6,074
                                                 ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001               2000
                                                --------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $423,814           $227,788
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                47,634             19,967
      (Increase) decrease in accrued oil
        and gas sales                             59,218          ( 102,551)
      Increase (decrease) in accounts
        payable                                (     482)             2,706
      Decrease in payable to General
        Partner                                        -          (  92,000)
                                                --------           --------
   Net cash provided by operating
      activities                                $530,184           $ 55,910
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                        $      -           $  5,074
   Additions to oil and gas
      properties                               (  63,446)         (  59,943)
                                                --------           --------
   Net cash used by investing
      activities                               ($ 63,446)         ($ 54,869)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($577,030)          $      -
                                                --------           --------
   Net cash used by financing
      activities                               ($577,030)          $      -
                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($110,292)          $  1,041

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           128,567              4,991
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 18,275           $  6,032
                                                ========           ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. During the six months ended June 30, 2001, the Program paid recompletion costs of approximately $63,000 on the Jarvis No. 1-10 well located in Beckham County, Oklahoma in which the Program owns an interest of 36.82%. In addition, during the six months ended June 30, 2000, the Program paid recompletion costs of $59,943 on the Brown No. 1-14 well located in Beckham County, Oklahoma and the Cisco Federal #3 well located in Grand County, Utah in which the Program owns interests of 22.76% and 22.00%, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $12,620 and $12,472, respectively, of which $11,016 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $34,462 and $32,397, respectively, of which $22,032 was paid each period to Dyco and its affiliates.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. The General Partner does not anticipate any further material capital resource commitments in the future. During the six months ended June 30, 2001, the Program paid recompletion costs of approximately $63,000 on the Jarvis No. 1-10 well located in Beckham County, Oklahoma in which the Program owns an interest of 36.82%. The recompletion was unsuccessful; however, the well is still producing. In addition, during the six months ended June 30, 2000, the Program paid costs of $59,943 for a successful recompletion of the Brown No. 1-14 well located in Beckham County, Oklahoma and an unsuccessful recompletion attempt of the Cisco Federal #3 well located in Grand County, Utah in which the Program owns interests of 22.76% and 22.00%, respectively. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 --------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $201,674        $256,961
      Oil and gas production expenses             $ 29,225        $ 38,469
      Barrels produced                                 220           1,498
      Mcf produced                                  44,055          60,569
      Average price/Bbl                           $  27.23        $  26.85
      Average price/Mcf                           $   4.44        $   3.58

      As shown in the table above, total oil and gas sales decreased $55,287 (21.5%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately $34,000 and $59,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $38,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,278 barrels and 16,514 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decreases in volumes of oil and gas sold were primarily due to a decline in production on one significant well following the successful recompletion of that well during the first quarter of 2000. Average oil and gas prices increased to $27.23 per barrel and $4.44 per Mcf, respectively, for the three months ended June 30, 2001 from $26.85 per barrel and $3.58 per Mcf, respectively, for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,244 (24.0%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to (i) a decrease in compression expenses on one well during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) the sale of two wells during 2000. As a percentage of oil and gas sales, these expenses decreased to 14.5% for the three months ended June 30, 2001 from 15.0% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $21,476 (225.0%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000 and (ii) an increase in the depletable oil and gas properties at June

      30, 2001 as compared to June 30, 2000 due to recompletion costs incurred on one well during the three months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 15.4% for the three months ended June 30, 2001 from 3.7% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $148 (1.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 6.3% for the three months ended June 30, 2001 from 4.9% for the three months ended June 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $569,750        $348,185
      Oil and gas production expenses             $ 68,551        $ 68,046
      Barrels produced                                 648           1,648
      Mcf produced                                  92,473          97,691
      Average price/Bbl                           $  27.49        $  26.70
      Average price/Mcf                           $   5.97        $   3.11

      As shown in the table above, total oil and gas sales increased $221,565 (63.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $264,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $27,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 1,000 barrels and 5,218 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to a decline in production on one significant well following the successful recompletion of that well during the first quarter of 2000. Average oil and gas prices increased to $27.49 per barrel and $5.97 per Mcf, respectively, for the six months ended June 30, 2001 from $26.70 per barrel and $3.11 per Mcf, respectively, for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended
      June 30, 2001 as compared to the six months ended June 30, 2000. An increase in production taxes associated with the increase in oil and gas sales was substantially offset by (i) the sale of two wells during 2000 and (ii) a decrease in compression expenses on one well during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 12.0% for the six months ended June 30, 2001 from 19.5% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $27,667 (138.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) the increase in oil and gas sales, (ii) decreases in the oil and gas prices used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000, and (iii) an increase in the depletable oil and gas properties at June 30, 2001 as compared to June 30, 2000 due to recompletion costs incurred on one well during the six months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 8.4% for the six months ended June 30, 2001 from 5.7% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,065 (6.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.0% for the six months ended June 30, 2001 from 9.3% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

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


                                    DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001              By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001              By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer