Form 10-Q
period 2001-09-30
DYCO OIL & GAS PROGRAM 1981-2
filed 2001-11-13
CIK 702403

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2001                               0-10478



                       DYCO OIL AND GAS PROGRAM 1981-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                 41-1411952
(State or other jurisdiction           (I.R.S. Employer Identification
   of incorporation or                              Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                September 30,    December 31,
                                                     2001            2000
                                                -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 47,082        $128,567
   Accrued oil and gas sales                        78,154         184,787
                                                  --------        --------
      Total current assets                        $125,236        $313,354

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            233,030         256,599

DEFERRED CHARGE                                     31,375          31,375
                                                  --------        --------
                                                  $389,641        $601,328
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  5,899        $  5,428
                                                  --------        --------
      Total current liabilities                   $  5,899        $  5,428

ACCRUED LIABILITY                                 $ 31,597        $ 31,597

PARTNERS' CAPITAL:
   General Partner, 74 general
      partner units                               $  3,523        $  5,644
   Limited Partners, issued and
      outstanding, 6,000 Units                     348,622         558,659
                                                  --------        --------
      Total Partners' capital                     $352,145        $564,303
                                                  --------        --------
                                                  $389,641        $601,328
                                                  ========        ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                                 --------         --------

REVENUES:
   Oil and gas sales                             $153,169         $286,360
   Interest                                           487              114
                                                 --------         --------
                                                 $153,656         $286,474

COSTS AND EXPENSES:
   Oil and gas production                        $ 31,774         $ 46,782
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   45,178           14,421
   General and administrative
      (Note 2)                                     14,166           14,328
                                                 --------         --------
                                                 $ 91,118         $ 75,531
                                                 --------         --------

NET INCOME                                       $ 62,538         $210,943
                                                 ========         ========
GENERAL PARTNER (1%) - net income                $    626         $  2,109
                                                 ========         ========
LIMITED PARTNERS (99%) - net income              $ 61,912         $208,834
                                                 ========         ========
NET INCOME PER UNIT                              $  10.29         $  34.73
                                                 ========         ========
UNITS OUTSTANDING                                   6,074            6,074
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                                 --------         --------

REVENUES:
   Oil and gas sales                             $722,919         $634,545
   Interest                                         5,198              127
                                                 --------         --------
                                                 $728,117         $634,672

COSTS AND EXPENSES:
   Oil and gas production                        $100,325         $114,828
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   92,812           34,388
   General and administrative
      (Note 2)                                     48,628           46,725
                                                 --------         --------
                                                 $241,765         $195,941
                                                 --------         --------

NET INCOME                                       $486,352         $438,731
                                                 ========         ========
GENERAL PARTNER (1%) - net income                $  4,864         $  4,387
                                                 ========         ========
LIMITED PARTNERS (99%) - net income              $481,488         $434,344
                                                 ========         ========
NET INCOME PER UNIT                              $  80.07         $  72.23
                                                 ========         ========
UNITS OUTSTANDING                                   6,074            6,074
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001               2000
                                                --------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $486,352           $438,731
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                92,812             34,388
      (Increase) decrease in accrued oil
        and gas sales                            106,633          ( 113,395)
      Increase in accounts payable                   471              2,784
      Decrease in payable to General
        Partner                                        -          ( 207,000)
                                                --------           --------
   Net cash provided by operating
      activities                                $686,268           $155,508
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                        $      -           $  5,074
   Additions to oil and gas
      properties                               (  69,243)         (  59,967)
                                                --------           --------
   Net cash used by investing
      activities                               ($ 69,243)         ($ 54,893)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($698,510)          $      -
                                                --------           --------
   Net cash used by financing
      activities                               ($698,510)          $      -
                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 81,485)          $100,615

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           128,567              4,991
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 47,082           $105,606
                                                ========           ========
            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. During the nine months ended September 30, 2001, the Program paid recompletion costs of approximately $69,000 on the Jarvis No. 1-10 well located in Beckham County, Oklahoma in which the Program owns an interest of approximately 36.82%. In addition, during the nine months ended September 30, 2000, the Program paid costs of approximately $60,000 for a successful recompletion of the Brown No. 1-14 well located in Beckham County, Oklahoma and an unsuccessful recompletion attempt of the Cisco Federal #3 well located in Grand County, Utah in which the Program owns interests of approximately 22.76% and 22.00%, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $14,166 and $14,328, respectively, of which $11,016 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $48,628 and $46,725, respectively, of which $33,048 was paid each period to Dyco and its affiliates.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. The General Partner does not anticipate any further material capital resource commitments in the future. During the nine months ended September 30, 2001, the Program paid recompletion costs of approximately $69,000 on the Jarvis No. 1-10 well located in Beckham County, Oklahoma in which the Program owns an interest of approximately 36.82%. The recompletion was unsuccessful; however, the well is still producing. In addition, during the nine months ended September 30, 2000, the Program paid costs of approximately $60,000 for a successful recompletion of the Brown No. 1-14 well located in Beckham County, Oklahoma and an unsuccessful recompletion attempt of the Cisco Federal #3 well located in Grand County, Utah in which the Program owns interests of approximately 22.76% and 22.00%, respectively. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $153,169        $286,360
      Oil and gas production expenses             $ 31,774        $ 46,782
      Barrels produced                                  70             826
      Mcf produced                                  59,475          61,796
      Average price/Bbl                           $  20.56        $  30.33
      Average price/Mcf                           $   2.55        $   4.23

      As shown in the table above, total oil and gas sales decreased $133,191 (46.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $23,000 was related to a decrease in volumes of oil sold and approximately $100,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 756 barrels and 2,321 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to a decline in production on one significant well following the successful recompletion of that well during the first quarter of 2000. Average oil and gas prices decreased to $20.56 per barrel and $2.55 per Mcf, respectively, for the three months ended September 30, 2001 from $30.33 per barrel and $4.23 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,008 (32.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in compression expenses on one well during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, and (iii) the sale of one well during late 2000. As a percentage of oil and gas sales, these expenses increased to 20.7% for the three months ended September 30, 2001 from 16.3% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $30,757 (213.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000 and
      (ii) an increase in the depletable oil and gas properties at September 30, 2001 as compared to September 30, 2000 due to recompletion costs incurred on one well during the three months ended September 30, 2001. As a percentage of oil and gas sales, this expense increased to 29.5% for the three months ended September 30, 2001 from 5.0% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $162 (1.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 9.2% for the three months ended September 30, 2001 from 5.0% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $722,919        $634,545
      Oil and gas production expenses             $100,325        $114,828
      Barrels produced                                 718           2,474
      Mcf produced                                 151,948         159,487
      Average price/Bbl                           $  26.81        $  27.92
      Average price/Mcf                           $   4.63        $   3.55

      As shown in the table above, total oil and gas sales increased $88,374 (13.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $165,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $49,000 and $27,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,756 barrels and 7,539 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

      The decrease in volumes of oil sold was primarily due to a decline in production on one significant well following the successful recompletion of that well during the first quarter of 2000. Average oil prices decreased to $26.81 per barrel for the nine months ended September 30, 2001 from $27.92 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.63 per Mcf for the nine months ended September 30, 2001 from $3.55 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,503 (12.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to (i) a decrease in compression expenses on one well during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 and (ii) the sale of two wells during 2000. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 13.9% for the nine months ended September 30, 2001 from 18.1% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $58,424 (169.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000, (ii) an increase in the depletable oil and gas properties at September 30, 2001 as compared to September 30, 2000 due to recompletion costs incurred on one well during the nine months ended September 30, 2001, and (iii) the increase in the average price of gas sold. As a percentage of oil and gas sales, this expense increased to 12.8% for the nine months ended September 30, 2001 from 5.4% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,903 (4.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the nine months ended September 30, 2001 from 7.4% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Financial Officer of Dyco.


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


                              DYCO OIL AND GAS PROGRAM 1981-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 13, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 13, 2001            By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer